Form 10-Q
period 1999-08-31
SUNCOM TELECOMMUNICATIONS INC
filed 1999-10-15
CIK 790948

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                    FORM 10-Q
(Mark  One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For  the  quarterly  period  ended  August  31,  1999
                                    -----------------

                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For  the  transition  period  from  ---------------------- to

--------------------------------
Commission  File  Number:

                              VIRTUALSELLERS.COM, INC.
                             -------------------------
             (Exact name of registrant as specified in its charter)

CANADA                                                    911353658
-----------------                                        ------------
(State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                      Identification No.)

Suite  1000  -  120  North  LaSalle  Drive,  Chicago,  IL       60602
---------------------------------------------------------     ---------
(Address  of  principal  executive  offices)                  (Zip  Code)
     (312)  920-9999
----------------------------------------------------
(Registrant's telephone number, including area code)

                        (SUNCOM TELECOMMUNICATIONS INC.)
                        --------------------------------
    (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing  requirements  for  the  past  90  days.   [X]   Yes    [  ]  No

As of October 1, 1999, there were 101,125,306 shares of the Registrant's Common Shares issued and outstanding.

PART  I     FINANCIAL  INFORMATION

ITEM  1:     Financial  Statements

                DISCLOSURE
                ----------

To:    The Shareholders of
       VirtualSellers.com, Inc.

It is the opinion of management that the interim financial statements ended August 31, 1999, include all adjustments necessary in order to make the financial statements not misleading.


Chicago, Illinois                      /s/ Dennis Sinclair
October 14, 1999                       --------------------
                                      Director of the Company

Consolidated  Interim  Financial  Statements  of

VIRTUALSELLERS.COM
(Formerly  Suncom  Telecommunications,  Inc.)

(Expressed  in  Canadian  dollars)
Three  months  ended  August  31,  1999  and  1998  and
Six  months  ended  August  31,  1999  and  1998
(Unaudited  -  Prepared by Management)

VIRTUAL  SELLERS.COM
(Formerly  Suncom  Telecommunications,  Inc.)



Consolidated  Balance  Sheets
(Expressed  in  Canadian  dollars)

(Unaudited  -  Prepared by Management)


                                           August 31,     February 28,
                                              1999            1999
                                          -------------  --------------
Assets

Current assets:
Cash and cash equivalents. . . . . . . .  $    853,175   $     114,402
Accounts receivable. . . . . . . . . . .       201,762          45,095
Inventories. . . . . . . . . . . . . . .        59,693               -
Prepaid expenses and advances. . . . . .       642,093          21,756
                                             1,756,723         181,253

Investment . . . . . . . . . . . . . . .             -               1

Capital assets . . . . . . . . . . . . .     1,559,865         147,678

                                          $  3,316,588   $     328,932
                                          -------------  --------------

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable and accrued liabilities  $    359,866   $     261,258
Current portion of long-term debt. . . .             -         412,020
                                               359,866         673,278

Obligations under capital leases . . . .        10,883               -

Shareholders' equity:
Share capital. . . . . . . . . . . . . .    15,635,362      12,176,977
Retained earnings. . . . . . . . . . . .   (12,689,523)    (12,521,323)
                                             2,945,839        (344,346)

                                          $  3,316,588   $     328,932
                                          -------------  --------------

VIRTUAL  SELLERS.COM
(Formerly  Suncom  Telecommunications,  Inc.)



Consolidated  Interim  Quarterly  Statements  of  Operations  and  Deficit
(Expressed  in  Canadian  dollars)
(Unaudited  -  Prepared by Management)

                                            Three months ended August 31,     Six months ended August 31,
                                           -----------------------------      ---------------------------

                                                  1999           1998           1999           1998
                                              -------------  -------------  -------------  -------------
Revenue. . . . . . . . . . . . . . . . . . .  $    370,197   $     40,844   $    483,555   $    129,473

Costs and expenses:
Cost of goods sold . . . . . . . . . . . . .       164,816              -        195,732              -
Selling, general and administrative expenses     1,744,980        692,449      2,309,226      1,092,625
Depreciation and amortization. . . . . . . .        46,179          4,255         53,319         10,760
                                                 1,955,975        696,704      2,558,277      1,103,385

Loss before other income . . . . . . . . . .     1,585,975        655,860      2,074,722        973,912

Other income (expense):
Interest revenue . . . . . . . . . . . . . .        30,588         42,933         30,588         43,933
Foreign exchange gains . . . . . . . . . . .       133,261         64,641        162,821         64,641

Income tax interest and penalties. . . . . .             -        (22,218)             -        (22,218)
Miscellaneous. . . . . . . . . . . . . . . .       187,742         47,057      1,713,113         47,057
                                                   351,591        133,413      1,906,522        133,413

Net income (loss) for the period . . . . . .    (1,234,187)      (522,447)      (168,200)      (840,499)

Deficit, beginning of period . . . . . . . .   (11,455,336)   (10,410,238)   (12,521,323)   (10,092,186)

Deficit, end of period . . . . . . . . . . .  $(12,689,523)  $(10,931,685)  $(12,689,523)  $(10,932,685)

Net income (loss) per common share . . . . .  $      (0.01)  $      (0.01)  $           -  $      (0.01)


     10/14/99
VIRTUAL  SELLERS.COM
(Formerly  Suncom  Telecommunications,  Inc.)


Consolidated  Interim  Quarterly  Statements  of  Cash  Flows
(Expressed  in  Canadian  dollars)
(Unaudited  -  Prepared  by  Management)

                                            Three months ended August 31,    Six months ended August 31,
                                            -----------------------------    ---------------------------

                                                      1999         1998         1999         1998
                                                  ------------  ----------  ------------  -----------
Cash provided by (used in):

Operations:
Net income (loss) for the year . . . . . . . . .  $(1,234,187)  $(522,447)     (168,200)  $ (840,499)
Items not involving cash:
Depreciation and amortization. . . . . . . . . .       46,179       4,255        53,319       10,760
Non-cash compensation. . . . . . . . . . . . . .      511,162           -       882,712            -

Non-cash administration expenses . . . . . . . .            -           -       538,200            -
Change in non-cash operating working capital:
Accounts receivable. . . . . . . . . . . . . . .     (105,244)      6,016      (156,667)      (2,202)
Inventories. . . . . . . . . . . . . . . . . . .      (59,693)          -       (59,693)
Prepaid expenses and advances. . . . . . . . . .      226,853     (21,119)     (620,337)      (9,512)
Assets held for resale . . . . . . . . . . . . .            -     (30,099)            -           --

Accounts payable and accrued liabilities . . . .      195,209     (38,049)       98,608      (86,545)
                                                     (419,721)   (601,443)      567,942     (927,998)

Financing:
Issuance of common shares. . . . . . . . . . . .      616,949     747,957     1,254,103      747,957
Proceeds from issuance of notes. . . . . . . . .            -      14,700             -       14,700
Capital lease obligations. . . . . . . . . . . .       10,883           -        10,883            -
                                                      627,832     762,657     1,264,986      762,657

Investments:
Restricted cash held in trust. . . . . . . . . .            -    (139,466)            -     (139,466)
Loans receivable . . . . . . . . . . . . . . . .       71,696           -             -            -
Acquisition of capital assets. . . . . . . . . .   (1,043,031)     (1,780)   (1,094,155)      (1,780)
                                                     (971,335)   (141,246)   (1,094,155)    (141,246)


Increase (decrease) in cash and cash equivalents     (763,224)     19,968       738,773     (306,587)


Cash and cash equivalents, beginning of period .    1,616,399     738,353       114,402    1,064,908

Cash and cash equivalents, end of period . . . .  $   853,175   $ 758,321   $   853,175   $  758,321


ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL
For the quarter ended August 31, 1999, the management of the Company has reviewed its status as a "foreign private issuer" and has determined that the Company no longer meets the requirements of a "foreign private issuer". Accordingly, the Company will be treating itself as a "domestic issuer" for the purposes of its filings required under the Securities and Exchange Act of 1934.

ACQUISITIONS  DURING  THE  PREVIOUS  QUARTER  ENDED  MAY  31,  1999

VirtualSellers.com,  Inc.
-------------------------
In May, 1999, the Company completed the acquisition of all of the property, assets and undertaking of VirtualSellers.com, Inc. ("VirtualSellers"). The Company will continue to operate VirtualSellers' business under a newly created subsidiary called eCommerce Solutions Inc (d.b.a. VirtualSellers.com). The business involves the provision of turnkey eCommerce transaction processing and customer services to small and medium size businesses. With no monthly fees and small set-up charges, VirtualSellers.com can provide these businesses with immediately available, customized, secure and complete eCommerce services so that these businesses can retail their products over the Internet. VirtualSellers.com earns its revenues by charging the businesses a percentage of each transaction conducted over the Internet.

CallDirect  Enterprises  Inc.
-----------------------------
In May, 1999, the Company acquired all of the property, assets and undertaking of CallDirect Enterprises Inc. ("CallDirect"). The Company will continue to operate CallDirect's business as a division of its subsidiary Preferred Telemanagement Inc. CallDirect is a catalogue reseller of telephone related products and will soon be a provider of transaction processing and customer services. The Company intends to use its Call Center to provide customer service functions for CallDirect. The Company has also developed a website with eCommerce transaction processing capabilities which will enable CallDirect to retail its products over the Internet.

Acquisition  of  Tame  Software  and  Customer  Base
----------------------------------------------------
The Company purchased the rights to proprietary e-commerce shopping cart software system called TAME (Tag Activated Markup Enhancement). This proprietary software is an unique dynamic software engine functioning as a shopping cart that can be configured with all technologies now being used on the Internet enabling the Company to provide a shopping cart product for any company that has an existing website. The software's capabilities include interfacing with already programmed shopping cart software and other functions including auctions, inventory control, internet replacement or electronic data interchange functions. Shopping cart software tracks an Internet consumer's purchases within an Internet Web site. Just like a shopping cart at a grocery store, the consumer's selections are added to the cart until they are finished shopping. At "check out" the consumer enters payment and shipping information within a secured environment. The information is then verified and the transaction is completed. With the purchase of this proprietary software, VirtualSellers.com has exclusive ownership rights to the trademarked dynamic software engine and language interpreter, which conforms to XML syntax and is used to construct the TAME-based shopping software. This will allow VirtualSellers.com to modify the software over time as technology and customer needs change. The Company will retain the consulting services of the primary developer of the software for a period of one year in exchange for a consulting fee of $60,000.

RESULTS  FROM  OPERATIONS

Six  Months  Ended  August 31, 1999 Compared to Six Months Ended August 31, 1998
--------------------------------------------------------------------------------
Revenues from operations increased 273% from $129,473 for the six months ended August 31, 1998 to $483,555 for the six months ended August 31, 1999. The increase is due to the acquisitions of the operations of VirtualSellers.com on April 15, 1999 and CallDirect Enterprises on May 6, 1999.

Costs and expenses increased 132% from $1,103,385 for the six months ended August 31, 1998 to $2,558,277 for the six months ended August 31, 1999. The increase is due to the acquisitions referred to above and an increase in general and administrative costs required to support the Company's expansion. The Company also incurred significant legal, accounting and consulting costs in conjunction with the other income earned during the period as discussed below.

Other  income increased 1,329% from $133,413 for the six months ended August 31,
1998  to $1,906,522 for the six months ended August 31, 1999.    The increase is
due  to  the  following  factors:

- $1,391,325 received on the settlement of a trademark dispute by the Company over the use of the name "Suncom". The terms of the settlement required that the Company change its name and accordingly, the Company changed its name to "VirtualSellers.com, Inc." effective May 31, 1999;
- $215,000 received from the sale of intercompany loans receivable from former subsidiaries of the Company. These loans had been fully provided for as an allowance for doubtful collection as they were used to fund prior year operating losses of the former subsidiaries when owned by the Company;
- $98,125 increase in foreign exchange gains caused by the change in the Canadian dollar relative to the U.S. dollar; and
- $68,659 increase due to other miscellaneous income from consulting projects.

The loss for the six months decreased from $840,499 to $168,200 due to the factors noted above. Cash flow from operations improved significantly from an outflow of $927,998 for the six months ended August 31, 1998 to a cash outflow of $631,386 for the six months ended August 31, 1999. The improvement is due to the decrease in the loss for the period.

Three  Months  Ended  August  31, 1999 Compared to Three Months Ended August 31,
--------------------------------------------------------------------------------
1998
----
The results for the three months ended August 31, 1999 compared to the three months ended August 31, 1998 are consistent with the six month results discussed above except for the following noted factors.

Selling, general and administrative expenses increased as the Company integrated its recent acquisitions discussed above. In addition, the Company issued shares to executives, directors and other management for compensation relating to the significant growth of the Company. Although these compensation arrangements increased the loss for the three months, the Company believes that these arrangements will provide management stability for the future.

LIQUIDITY  AND  CAPITAL  RESOURCES

The Company improved its financial position considerably over the six months ended August 31, 1999. Cash and cash equivalents increased from $114,402 at December 31, 1998 to $853,175 at August 31, 1999. The increase in cash is due to the conversion of long-term debt to share capital and the issuance of shares for cash. Non-cash working capital increased from a net obligation position of $194,407 to net working capital assets of $543,682 due primarily to the increase in prepaid expenses and advances. The Company issued shares for rent and certain payroll obligations which are being amortized over the terms of the related agreements.

Capital assets increased from $147,678 at December 31, 1998 to $1,559,865 due to the acquisitions of CallDirect and VirtualSellers.com and due to investments in software, hardware, office and telecommunications equipment. The Company expects that these acquisitions will improve the Company's ability to generate revenues and cash flows in the future.

Obligations under capital leases were acquired on the acquisition of the operations of CallDirect.

Shareholders' equity increased from a deficiency in assets of $344,346 to shareholders' equity of $2,945,839. The increase is due to the issuance of shares on the conversion of long-term debt and the issuance of shares for cash consideration, offset by the loss for the period of $168,200.

OTHER  MATTERS

The Company has made significant strides from the beginning of the second quarter until mid October.

NorthNet Telecommunications Inc. (d.b.a. NorthStar Telesolutions), the subsidiary that operates the Company's Call Center, increased the number of subscribers it serves from 4240 in June to 11,500 subscribers for November billing. This has increased the revenue run rate to approximately $500,000 per year and we expect significant increases in the next two quarters. The Call Center provides transaction processing, centralized billing, customer service and dispatch functions for cable companies in the United States.

CallDirect incurred a loss from operations of approximately $20,000 CDN in May, 1999 and is the Company anticipates that CallDirect will now be operating on a positive cash flow basis. The Company expects that CallDirect's first catalog will be published by November 1, 1999.

VirtualSellers.com has added 50 new websites in the last month and is expected to increase to 100 sites per month by the end of the third quarter.

FORWARD  LOOKING  STATEMENTS

This quarterly report contains certain forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. When used in this document, the words "expects", "anticipates", "intends", "plans" and similar expressions are intended to identify certain of these forward-looking statements. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. The Company's actual results could differ materially from those discussed in this document. Factors that could cause or contribute to such differences include those discussed in the Company's Form 20F for the period ended February 28, 1999.

Specifically, the revenues expected to be generated by the operation of the Call Center and CallDirect could be affected by a number of factors, which could have an adverse affect on the Company's ability to generate revenue and on its continued operations. Those factors include: any changes in the demands for the services offered by the Call Center or the products offered by CallDirect, the loss of any significant clients of either the Call Center or CallDirect, increased competition in either of these industries, any problems encountered with the Call Center's sophisticated and specialized telecommunications, network and computer technology, and a range of other factors which are detailed in the Company's Form 20-F filed for the period ended February 28, 1999.

ITEM  3:     Quantitative  and  Qualitative  Disclosure  about  Market  Risk

Foreign  Currency  Risk

Currently the majority of the Company's sales and expenses are denominated in U.S.dollars and as a result the foreign exchange gains and losses to date have not been significant. While the Company is effecting some transactions in foreign currencies during 1999, it does not expect that foreign exchange gains or losses will be significant. As the Company expands internationally, foreign currency risks may become more important. The Company has not engaged in foreign currency hedging to date.

PART  II     OTHER  INFORMATION

ITEM  1:     Legal  Proceedings

No legal proceeding has been commenced by or against the Company in the quarter for which this Form 10-Q is filed. There have been no material developments or new legal proceedings commenced against the Company since the filing of the Company's Form 20F for the period ended February 28, 1999.

ITEM  2:     Changes  in  Securities  and  use  of  Proceedings

Common shares of the Company sold by the Company during the period covered by this form 10-Q that were not registered under the Securities Act of 1933, as amended:


Full Name and                                        Total
Residential              Number of      Price Per    Purchase      Exemption
Address of               Securities     Share        Price           from
Purchaser                Sold           (Cdn.$)      (Cdn.$)       Registration
----------------         -----------    ----------  ---------      ------------

Dennis  Sinclair
195  Harbor  Drive        1,500,000     $0.08        $120,000      Rule 506 of
Chicago,  IL                            Deemed       Deemed        Regulation D
USA  60602                              Value        Value

William McGinty
4351 Arbutus Street         200,000     $0.50        $100,000      Regulation S
Vancouver, BC                           Deemed       Deemed
V6J 4S4                                 Value        Value

Raymond Mol
9035, 162A Street           500,000     $0.08        $40,000       Regulation S
Surrey, BC                              Deemed       Deemed
V4N 3L6                                 Value        Value

Cary Berman
2754 N. Hampden Crescent    250,000     $0.08        $20,000       Section 4(2)
#1905                                   Deemed       Deemed   of the Securities
Chicago, IL                             Value        Value          Act of 1933
USA  60614

Brenda Elanders
5248 1A Avenue               50,000     $0.10        $5,000        Regulation S
Delta, BC                               Deemed       Deemed
V4M 1C1                                 Value        Value

Cheryl Palmer
4986 Kadot Drive             50,000     $0.10        $5,000        Regulation S
Delta, BC                               Deemed       Deemed
                                        Value        Value

Robert and Deborah
Baker
3613 Harding Drive          350,000     $0.10        $35,000       Rule 506 of
Chesapeke, VA 23321                                                Regulation D

Samuel J. Anthony
201 Oakmount Road         1,250,000     $0.10        $125,000      Rule 506 of
Wheeling, WV                                                       Regulation D

Ken Weiss
961 Stonegate               250,000     $0.10        $25,000       Rule 506 of
Highland Park, IL                                                  Regulation D
60035

Cary Berman
2754 N. Mampden Ct.         250,000     $0.10        $25,000    Section 4(2) of
#1905                                                           the Securities
Chicago, IL 60614                                                   Act of 1933

M.H. Reinhart
8900 Brennan Road           375,000     $0.10        $37,500       Rule 506 of
Richmond, VA 232291                                                Regulation D

F.L. Kirby
1294 Fiore Dr.              250,000     $0.10        $25,000       Rule 506 of
Lake Forest, IL                                                    Regulation D
60045

Steven M. Smierka
115 Walnut Drive          1,000,000     $0.10        $100,000      Rule 506 of
Hendersonville, TN                                                 Regulation D
37075

Steven M. Smierka
IRA Rollover
115 Walnut Drive            200,000     $0.10        $20,000       Rule 506 of
Hendersonville, TN                                                 Regulation D
37075

Lars A. Krogius
29392 Kensington Drive       50,000     $0.10        $5,000        Rule 506 of
Laguna Niguel, CA                                                  Regulation D
92677

Eric Krogius
31372 Via Santa Maria        50,000     $0.10        $5,000        Rule 506 of
San Juan Capistrano, CA                                            Regulation D
92675

Bradley C. Weddon
17052 Baruna Lane           100,000     $0.10        $10,000       Rule 506 of
Huntington Beach, CA                                               Regulation D
92649

Paul N. Howey
22333 Allen Road            250,000     $0.10        $25,000       Rule 506 of
Woodhaven, MI 48183                                                Regulation D

Charles O. Howey Trust
22333 Allen Road            500,000     $0.10        $50,000       Rule 506 of
Woodhaven, MI 48183                                                Regulation D

Cynthia D. Williams
16542 Sommerset Lane        250,000     $0.10        $25,000       Rule 506 of
Huntington Beach, CA                                               Regulation D
92649

LeRoy W. Smith, Trustee FBO
DRS Financial Mgmt, Co., Inc.
Employee Benefit Trust DTD
PO Box 10040 .              250,000     $0.10        $25,000       Rule 506 of
Santa Ana, CA 92711-0400                                           Regulation D

Donald Mudd
1152 N. LaSalle Street      500,000     $0.10        $50,000       Rule 506 of
Chicago, IL 60610                                                  Regulation D

Ira M. Steingold, Esq.
4823 Condir Drive           250,000     $0.10        $25,000       Rule 506 of
Chesapeake, VA                                                     Regulation D
23321

D.B. Chough
3221 High Point Drive       500,000     $0.10        $50,000       Rule 506 of
Portsmouth, VA                                                     Regulation D
23703

Jun K. Chung
4050 Devon Drive            250,000     $0.10        $25,000       Rule 506 of
Chesapeake, VA 23321                                               Regulation D

Portsmouth Cardiology
PIS Plan
FBO Edward Skillen
999 Waterside Drive          25,000     $0.10        $2,500        Rule 506 of
Suite 1100                                                         Regulation D
Norfolk, VA 23510

Toni Lee
8423 Cargill Point          250,000     $0.10        $25,000       Rule 506 of
West Palm Beach, FL                                                Regulation D
33461

James F. Crum
1419 Hillcrest Drive        130,000     $0.10        $13,000       Rule 506 of
Lake Worth, FL                                                     Regulation D
33461-6033

Michael E. Zimmerman
3446 Pecan Court            800,000     $0.10        $80,000       Rule 506 of
Jefferson, MD 21755                                                Regulation D

Chad S. Johnson
1519 P Street, N.W.         400,000     $0.10        $40,000       Rule 506 of
Washington, DC 20005                                               Regulation D

Mike Fumo
20 N. Clark Street          250,000     $0.10        $25,000       Rule 506 of
Chicago, IL 60602                                                  Regulation D

Brian K. Nam
5155 Fox Chase Drive, NW    250,000     $0.10        $25,000       Rule 506 of
Canton, OH 44718                                                   Regulation D

George Johnson
195 Harbour Drive #1709     500,000     $0.10        $50,000       Rule 506 of
Lake Forest, IL                                                    Regulation D

Charles A. Cravin
C & C Properties
PO Box 3005  .            1,000,000     $0.10        $100,000      Rule 506 of
Quincy, IL 62305                                                   Regulation D

Layne D. Nisenbaum
2075 Regents Blvd.          500,000     $0.10        $50,000       Rule 506 of
West Palm Beach, FL                                                Regulation D
33409

Vasken K. Tenekjian
3640 High Street .          300,000     $0.10        $30,000       Rule 506 of
Suite 2F                                                           Regulation D
Portsmouth, VA 23707

Susan Hand
414-1859 Spyglass Place     350,000     $0.10        $35,000       Rule 506 of
Vancouver, BC V52 4K6                                              Regulation D

Portsmouth Cardiology
P/S Plan
FBO Edward Skillen
999 Waterside Drive         225,000     $0.10        $22,500       Rule 506 of
Suite 1100                                                         Regulation D
Norfolk, VA 23510

Lou Severson
2411 Ogden Avenue            40,000     $0.10        $4,000        Section 4(2)
Unit 7                                                        of the Securities
Downers Grove, IL 60515                                                 of 1933

Brian D. Keeve
542 Buckingham Way           40,000     $0.10        $4,000        Section 4(2)
Bolingbrook, IL                                               of the Securities
60440                                                                   of 1933

Everett J. Palmer
113 Settlers Landing Road   250,000     $0.10        $25,000       Section 4(2)
Suffolk, VA 23435                                             of the Securities
                                                                        of 1933

ITEM  3:     Defaults  Upon  Senior  Securities
          Not  applicable.

ITEM  4:     Submission  of  Matters  To  A  Vote  Of  Security  Holders
          Not  applicable.

ITEM  5:     Other  Information

On May 5, 1999, the shareholders of the Company approved a special resolution to change the Company name from "Suncom Telecommunications Inc." to "VirtualSellers.com, Inc." to reflect the Company's change of focus to eCommerce transaction processing. The name change was effective as of May 31, 1999.

The shareholders of the Company also approved a special resolution to change the Company's domicile of incorporation from the federal laws of Canada to the State of Wyoming, United States, at the discretion of the Board of Directors. As of the date hereof, the Board of Directors have not yet determined if they will proceed with the change of the Company's domicile of incorporation.

ITEM  6:     Exhibits  and  Reports  on  Form  8-K
          27.01  Financial  Data  Schedule  (EDGAR  version  only)

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated  October  14,  1999

VirtualSellers.com,  Inc.


Per: /s/ Dennis Sinclair
--------------------------
     Dennis  Sinclair


Per: /s/ Raymond Mol
--------------------------
     Raymond  Mol

PART  I     FINANCIAL  INFORMATION

ITEM  1:     Condensed  Consolidated  Financial  Statements:
     Condensed  Consolidated  Balance  Sheet  as of March 31 1999 and August 31,
1999
     Condensed Consolidated Statement of Income for the three and six months ended August 31, 1998 and 1999
     Condensed Consolidated Statement of Cash Flows for the six months ended August 31, 1998 and 1999.
     Notes  to  Condensed  Consolidated  Financial  Statements.

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operation

ITEM  3:     Quantitative  and  Qualitative  Disclosures  About  Market  Risk

PART  II     OTHER  INFORMATION

ITEM  1:     Legal  Proceedings
ITEM  2:     Changes  in  Securities  and  Use  of  Proceeds
ITEM  3:     Default  upon  Senior  Securities
ITEM  4:     Submissions  of  Matters  to  a  Vote  of  Security  Holders
ITEM  5:     Other  Information
ITEM  6:     Exhibits  and  Reports  on  Form  8-K
Signatures