Form 10-Q
period 1999-11-30
VIRTUALSELLER COM INC
filed 2000-01-14
CIK 790948

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                    FORM 10-Q
(Mark  One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For  the  quarterly  period  ended  November 30, 1999
                                    -----------------

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

As of January 13, 2000, there were 104,935,447 shares of the Registrant's Common Shares issued and outstanding.

PART  I     FINANCIAL  INFORMATION

ITEM  1:     Financial  Statements

                DISCLOSURE
                ----------

To:    The Shareholders of
       VirtualSellers.com, Inc.

It is the opinion of management that the interim financial statements ended November 30, 1999, include all adjustments necessary in order to make the financial statements not misleading.


Chicago, Illinois                      /s/ Dennis Sinclair
January 14, 2000                       --------------------
                                      Director of the Company

Consolidated  Interim  Financial  Statements  of

VIRTUALSELLERS.COM
(Formerly  Suncom  Telecommunications,  Inc.)

(Expressed  in  United  States  dollars)
Three  months  ended  November  30,  1999  and  1998  and
Nine  months  ended  November  30,  1999  and  1998
(Unaudited  -  Prepared  by  Management)



VIRTUALSELLERS.COM
(Formerly  Suncom  Telecommunications,  Inc.)

Consolidated  Balance  Sheets
(Expressed  in  United  States  dollars)

(Unaudited  -  Prepared  by  Management)

                                          November  30,     February  28,

                                              1999           1999
                                          -------------  ------------
Assets

Current assets:
Cash and cash equivalents. . . . . . . .  $     51,853   $    75,763
Accounts receivable. . . . . . . . . . .       118,507        29,864
Inventories. . . . . . . . . . . . . . .        26,149             -
Prepaid expenses and advances. . . . . .       376,624        14,408
                                               573,133       120,035

Investment . . . . . . . . . . . . . . .             -             1

Capital assets . . . . . . . . . . . . .       973,373        97,800

                                          $  1,546,506   $   217,836
                                          -------------  ------------

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable and accrued liabilities  $    293,973   $   173,019
Current portion of long-term debt. . . .             -       272,861
                                               293,973       445,880

Obligations under capital leases . . . .         7,343             -

Shareholders' equity:
Share capital. . . . . . . . . . . . . .    11,435,073     8,795,122
Retained earnings. . . . . . . . . . . .   (10,189,883)   (9,023,166)
                                             1,245,190      (228,044)

                                          $  1,546,506   $   217,836
                                          -------------  ------------



VIRTUALSELLERS.COM
(Formerly  Suncom  Telecommunications,  Inc.)

Consolidated  Interim  Quarterly  Statements  of  Operations  and  Deficit
(Expressed  in  United  States  dollars)
(Unaudited  -  Prepared  by  Management)

                            Three months ended November 30,          Nine months ended November 30,
                             -------------------------------          ------------------------------

                                        1999           1998          1999           1998
                                    -------------  ------------  -------------  ------------
Revenue. . . . . . . . . . . . . .  $    220,230   $    55,527   $    546,978   $   144,207

Costs and expenses:
Cost of goods sold . . . . . . . .        85,277       141,901        217,537       141,901
Selling, general and
administrative expenses. . . . . .     1,131,576       486,557      2,691,969     1,234,930
Depreciation and amortization. . .        44,423         6,754         80,451        14,124
                                       1,261,276       635,212      2,989,957     1,390,955

Loss before other income . . . . .     1,041,046       579,685      2,442,979     1,246,748

Other income (expense):
Interest revenue . . . . . . . . .         2,194         8,359         22,863        38,450
Foreign exchange gains . . . . . .         2,226        30,948         90,804        40,280
Income tax interest and
 penalties . . . . . . . . . . . .             -             -              -       (14,812)
Miscellaneous. . . . . . . . . . .         5,008        17,450      1,162,595        49,681
                                           9,428        56,757      1,276,262       113,599

Net income (loss) for  the period.    (1,031,618)     (522,928)    (1,166,717)   (1,133,149)

Deficit, beginning of period . . .    (9,158,265)   (8,037,910)    (9,023,166)   (7,427,689)

Deficit, end of period . . . . . .  $(10,189,883)  $(8,560,838)  $(10,189,883)  $(8,560,838)

Net income (loss) per common share  $      (0.01)  $     (0.01)  $      (0.01)  $     (0.01)




VIRTUALSELLERS.COM
(Formerly  Suncom  Telecommunications,  Inc.)

Consolidated  Interim  Quarterly  Statements  of  Cash  Flows
(Expressed  in  United  States  dollars)
(Unaudited  -  Prepared  by  Management)

                                         Three months ended November 30,          Six months ended November 30,
                                         -------------------------------          -----------------------------

                                                      1999         1998         1999          1998
                                                  ------------  ----------  ------------  ------------
Cash provided by (used in):

Operations:
Net income (loss) for the year . . . . . . . . .  $(1,031,618)  $(522,928)   (1,166,717)  $(1,133,149)
Items not involving cash:
Depreciation and amortization. . . . . . . . . .       44,423       6,754        80,451        14,124
Non-cash compensation. . . . . . . . . . . . . .       62,657           -       642,488             -

Non-cash administration expenses . . . . . . . .      140,786           -       505,219             -
Change in non-cash operating working capital:
Accounts receivable. . . . . . . . . . . . . . .       17,750      (5,223)      (88,480)       (6,843)
Inventories. . . . . . . . . . . . . . . . . . .       14,227           -       (26,267)           --
Prepaid expenses and advances. . . . . . . . . .       61,083         398      (363,589)       (5,931)
Assets held for resale . . . . . . . . . . . . .            -           -             -            --

Accounts payable and accrued liabilities . . . .       51,525    (198,042)      118,232      (261,505)
                                                     (693,167)   (719,041)     (298,663)   (1,393,304)

Financing:
Issuance of common shares. . . . . . . . . . . .      100,358     383,984       950,117       893,803
Proceeds from issuance of notes. . . . . . . . .            -       7,730             -        17,755
Capital lease obligations. . . . . . . . . . . .            -           -         7,376             -
                                                      100,358     391,714       957,493       911,558

Investments:
Restricted cash held in trust. . . . . . . . . .            -      90,346             -             -
Loans receivable . . . . . . . . . . . . . . . .            -           -             -             -
Acquisition of capital assets. . . . . . . . . .       35,230     (13,111)     (706,457)      (14,679)
                                                       35,230      77,235      (706,457)      (14,679)


Increase (decrease) in cash and cash equivalents     (503,579)   (250,092)      (24,180)     (533,120)

Foreign currency effect on cash. . . . . . . . .      (16,210)    (23,421)       23,447       (36,695)


Cash and cash equivalents, beginning of period .      571,642     483,007        75,763       742,614

Cash and cash equivalents, end of period . . . .  $    51,853   $ 209,494   $    51,853   $   209,494


VIRTUALSELLERS.COM
(Formerly  Suncom  Telecommunications,  Inc.)

Summarized Notes to Consolidated Interim Quarterly Statements (Expressed in United States dollars)
(Unaudited  -  Prepared  by  Management)


1.     BASIS  OF  PRESENTATION
These interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Accordingly, the interim consolidated financial statements do not include all of the information and footnotes in the Company's audited consolidated financial statements for the year ended February 28, 1999 included in the Company's Annual Report on Form 20-F for the fiscal year ended February 28, 1999 as filed with the Commission. In the opinion of management, these consolidated interim financial statements reflect all required adjustments, including those of a normal recurring nature, which are, in the opinion of management, necessary to provide a fair statement of the results for the interim periods presented.
The results of operations for the three month and nine month periods ended November 30, 1999 are not necessarily indicative of the results to be expected for the full year or for the succeeding period.
These interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and in U.S. dollars. The Company's annual consolidated financial statements for the year ended February 28, 1999 included in the Company's Annual Report on Form 20-F were prepared in accordance with Canadian generally accepted accounting principles and in Canadian dollars with a reconciliation to U.S. generally accepted accounting principles included in the notes to the consolidated financial statements . The Company is no longer considered a foreign private issuer and thus, has prepared its consolidated financial statements in accordance with U.S. generally accepted accounting principles and in U.S. dollars. The change in reporting currency from Canadian to U.S. dollars has been applied retroactively commencing March 1, 1997.

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations
GENERAL
-------
As reported on the Company's Quarterly Report on Form 10-Q for the fiscal period ended August 30, 1999, the management of the Company has reviewed its status as a "foreign private issuer" and has determined that the Company no longer meets the requirements of a "foreign private issuer". Accordingly, the Company is be treating itself as a "domestic issuer" for the purposes of its filings required under the Securities and Exchange Act of 1934.

TAME  Software
--------------
The Company's proprietary programming software language called TAME (Tag Activated Markup Enhancement) uses an interpretative language that is Unix, Linax and Microsoft Windows NT compatible, thereby simplifying the entire approach to Web development and enterprise infrastructure development over existing solutions, and at the same time maintaining its compatibility through links to Java and JavaScript . TAME enables applications to communicate with each other in a very unique way within the Web's infrastructure, and more importantly  provides  a  framework  for connecting websites and applications to create dynamic TAME enabled web services. TAME has the economic effect of reducing bandwidth requirements and saving coding time when compared to other competing software languages. In addition, XML is embedded in the language thereby reducing the time required to develop tags. TAME can access many dissimilar databases from different operating systems and provide a common interface to display the data. The key advantage is that TAME is relatively simple to implement and is not tied to any operating system, programming language, or browser.
TAME includes a dynamic Web page engine and provides Web access to databases giving developers the ability to easily create solutions that can be deployed on all major operating systems and server environments resolving the common problems associated with many of today's non-XML browsers. Through its use of TAME, the Company and its development partners will be able to deliver end-to-end e-business solutions based on an open, component-based, scalable architecture provided by the TAME development environment. This ensures that its existing business processes, intelligence and technology can be easily Web-enabled and integrated to support new online and offline initiatives. If, in the future, a decision is made to move to a different operating system, TAME can be installed on the new hardware and the application can simply be moved to its new home.
TAME enabled Web services link sites and applications together to perform functions that individual components alone are not able to perform. For example, www.webshoppersclub.com, a site built with TAME, provides data in 13
          -----------------------
languages  and  uses  24  currencies.  Rather  than replicating the same site in multiple  languages,  TAME  allows  the  user  to  specify the parameters of the information desired such as language, currency, products, etc., and then retrieves the data and delivers it to the user. The result is an application that dynamically gathers, translates and displays on the fly, rather than accessing an existing page or converting existing content into fit the request. TAME provides an underlying mechanism for each of these services to expose its features and communicate with other services. With TAME, you can link the services together as components and build an application very quickly. The Company will have an exhibit at the upcoming LinuxWorld Conference & Expo to be held in New York City on February 1 through 4. The Company's exhibit at the expo will present the latest technical updates pertaining to its recent launch of TAME version 4.0. The Company will also distribute demonstration copies of TAME on compact disc. LinuxWorld Conference & Expo is the premier event for supporters, investors and enthusiasts of the Linux operating system. The Company anticipates that the expo will help to create brand equity for TAME as the expo presents invaluable opportunity to expose TAME to avid Linux users, as well as the financial community and others who have a strong interest in this dependable operating system.*
The Company anticipates completion of its licensing program of TAME by the end of January, 2000.* As a server side solution, TAME will be licensed such that it will allow for affordable scalability of applications. Licensing will be based on the number of CPU's within the user's computer system (e.g. single, dual, or quad processor servers) and the number of websites being hosted on a given server. End users will be able to acquire the TAME licensed product directly from the Company or any of the value added retailers that will distribute the TAME product. By approaching the original equipment manufacturer market, many manufacturers of hardware will have the opportunity to sell their products with TAME as a pre-installed option. Finally, developers and integrators will be able to use TAME to develop new applications. Whenever such new applications are sold for use by others, TAME will be required to be installed on the end users server in order to deploy such new applications. To accomplish this sale and distribution of new applications, developers and integrators will be able to provide TAME licenses to their clients. Regardless of how each end user acquires the TAME software license, such licenses will always originate with the Company.
The Company plans to serve as a developers haven for information sharing and product/technology education, by developing and sponsoring a highly interactive TAME online community. The Company also intends on developing and hosting introductory and educational conferences in order to build brand image and recognition for the TAME software.

eCommerce  Solutions  Inc  doing  business  as  VirtualSellers.com
------------------------------------------------------------------
VirtualSellers.com provides turnkey e-commerce transaction processing and customer services to small and medium size businesses. With no monthly fees and small set-up charges, VirtualSellers.com can provide these businesses with immediately available, customized, secure and complete e-commerce services so that these businesses can retail their products over the Internet. VirtualSellers.com earns its revenues by charging the businesses a percentage of each transaction conducted over the Internet. VirtualSellers.com has added 80 new websites in the last quarter and the number of websites is again expected to increase by end of the forth quarter.*
Preferred  Telemangement  Inc.  doing  business  as  CallDirect  Enterprises
----------------------------------------------------------------------------
CallDirect is a catalogue reseller of telephone related products and will soon be a provider of transaction processing and customer services. The Company intends to use its Call Center to provide customer service functions for CallDirect. The Company has also developed a website with e-commerce transaction processing capabilities which will enable CallDirect to retail its products over the Internet.

Although CallDirect's revenue is stable, CallDirect incurred a small loss from operations of approximately $42,250 for the quarter ended November 30, 1999. For the quarter, CallDirect incurred a negative cash flow of approximately $6,000 per month. The Company anticipates that CallDirect will be operating on a positive cash flow basis by February, 2000.* The Company anticipated that CallDirect's first catalog would be published by November 1, 1999, but the Company's management decided to delay publication of the catalog until after the holiday season. Accordingly, the Company anticipates that the catalog will be distributed by the end of January, 2000.* Most of CallDirect's current customers are government entities or larger corporations which are established customers of CallDirect and as a result, a significant portion of CallDirect's revenue in generated by reorders from such established customers. The Company expects that the release of the catalog will result in expanded sales from established and new customers.*
NorthNet  Telecommunications  Inc.  doing  business  as  NorthStar Telesolutions
--------------------------------------------------------------------------------
NorthStar Telesolutions is the Company's subsidiary that operates the Call Center. The Call Center provides transaction processing, centralized billing, customer service and dispatch functions for cable companies in the United States. During the quarter, the Call Center increased the number of subscribers it serves by approximately 25% over last quarter.

Results  from  Operations
Nine  Months  Ended November 30, 1999 Compared to Nine Months Ended November 30,
--------------------------------------------------------------------------------
1998
----
Revenues from operations increased 279% from $144,207 for the nine months ended November 30, 1998 to $546,978 for the nine months ended November 30, 1999. The increase is due to the acquisitions of the operations of Virtualsellers.com on April 15, 1999 and CallDirect Enterprises on May 6, 1999, as well as a 450% increase in the subscriber base for Northstar Telesolutions.
Costs and expenses increased 115% from $1.390,955 for the nine months ended November 30, 1998 to $2,989,957 for the nine months ended November 30, 1999. The increase is due to the acquisitions referred to above and an increase in general and administrative costs required to support the Company's expansion. The Company also incurred significant legal, accounting and consulting costs in conjunction with the other income earned during the period as discussed below. Other income (expense) increased 978% from $113,599 for the nine months ended November 30, 1998 to $1,276,262 for the nine months ended November 30, 1999. The increase is due to:
$975,000 received on the settlement of a trademark lawsuit filed by the Company over the use of the name "Suncom". The terms of the settlement required that the Company change its name and the Company selected Virtualsellers.com; $145,000 received from the sale of intercompany loans receivable from former subsidiaries. These loans had been fully provided for as an allowance for doubtful collection as they were used to fund prior year operating losses of the former subsidiaries when owned by the Company;
$50,524 increase in foreign exchange gains caused by the change in the U.S. dollar relative to the Canadian dollar; and
The remaining $105,738 change is due to other miscellaneous income from consulting projects.
The loss for the nine months increased from $1,133,149 to $1,166,717 due to the factors noted above.
Cash flow from operations improved significantly from an outflow of $1,393,304 for the nine months ended November 30, 1998 to a cash outflow of $298,663 for the nine months ended November 30, 1999. The improvement is due to non-cash compensation and administration expenses paid for by the issuance of shares. Three Months Ended November 30, 1999 Compared to Three Months Ended November 30,
--------------------------------------------------------------------------------
1998
----
The results for the three months ended November 30, 1999 compared to the three months ended November 30, 1998 are consistent with the nine month results discussed above. The increase in the loss for the period from $522,928 to $1,031,618 is due to an increase in selling, general and administrative costs as the Company integrates its acquired operations and markets its products in order to expand its customer base.

Liquidity  and  Capital  Resources
The Company improved its financial position considerably over the nine months ended November 30, 1999. Cash and cash equivalents decreased from $75,763 at December 31, 1998 to $51,853 at November 30, 1999. The decrease in cash is due to funding of the operating loss for the nine months and acquisitions of capital assets, somewhat offset by the conversion of long-term debt to share capital and the issuance of shares for cash. Non-cash working capital increased from a net obligation position of $128,747 to net working capital assets of $227,307 due primarily to the increase in prepaid expenses and advances. The Company issued shares for rent and certain payroll obligations which are being amortized over the terms of the related agreements.
Subsequent to November 30, 1999, the Company has received in excess of $2,000,000 in private placements which will be used to finance the Company's expansion and integration of recently acquired operations.
Capital assets increased from $97,800 at December 31, 1998 to $973,373 due to the acquisitions of the assets of CallDirect and Virtualsellers.com and due to investments in software, hardware, office and telecommunications equipment. The Company expects that these acquisitions will improve the Company's ability to generate revenues and cash flows in the future.
Obligations under capital lease in the amount of $7,343 were acquired on the acquisition of the operations of Call Direct.
Shareholders' equity increased from a deficiency in assets of $228,044 to shareholders' equity of $1,245,190. The increase is due to the issuance of shares on the conversion of long-term debt and the issuance of shares for cash consideration, offset by the loss for the period of $1,166,717.
On November 15, 1999, Stephen M. Meade commenced a lawsuit in the Illinois Circuit of Cook County Department, Chancery Division, against Dororthy A. Tomek, Kevin A. Weilgus, Dennis Sinclair, Michael Krawitz, VirtualSellers.com, Inc. (an Illinois corporation) and the Company. This lawsuit is in connection with the acquisition of certain assets of VirtualSellers.com, Inc. by the Company. Details of the lawsuit can be found under the section entitled "Legal Proceedings".
The Company does not believe that the lawsuit has any merit as it relates to the Company or Dennis Sinclair, the Company's President and Chief Executive Officer.* At the time of purchasing certain assets from VirtualSellers.com, Inc. (a different company than the issuer), the Company was provided with documentation showing Stephen Meade sold his interests in VirtualSellers.com, Inc. back to that company and its two other founders. In addition, Stephen Meade was represented by counsel during the time when the Company negotiated for and acquired certain assets of the Vendor.

FORWARD  LOOKING  STATEMENTS
----------------------------
Statements identified with a "*" are forward looking statements. When used in this document, the words "expects", "anticipates", "intends", "plans" and similar expressions are also intended to identify other forward-looking statements. Those forward-looking statements involve risks and uncertainties. The Company's actual results could differ materially from those discussed in the forward-looking statements found in this document. Factors, risks and uncertainties that could cause or contribute to such differences include those specific risks and uncertainties discussed below and those discussed in the Company's Form 20-F for the period ended February 28, 1999. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. Specifically, the projections and expectations in connection with the TAME software could be affected by a number of factors, which could have an adverse effect on the Company's ability to generate revenue and on its continued operations. Those factors include acceptance of the TAME software by end users, developers and the computer software community in general, continued use of the Internet and computers as a tool for conducting business and other financial situations. The completion of the licensing program of TAME by the end of January, 2000 may be affected by the ability of the Company to develop and implement an acceptable license agreement by that time. In addition, the success of TAME will depend on the ability of the Company to protect the intellectual property rights associated with TAME. While the Company has applied for patent protection of TAME, no such protection has yet been obtained or granted. There is no assurance that such registration or protection will be available, and therefore the Company may have little or no protection for its intellectual property assets, comprising a significant asset of the Company. The Company's TAME software and its other intellectual property is important to the Company's continued operations and success. The Company's efforts to protect this intellectual property may not be adequate. Unauthorized parties may infringe upon or misappropriate its TAME software. In the future, litigation may be necessary to protect and enforce the Company's intellectual property rights or to determine the validity and scope of its intellectual property, which could be time consuming and costly. The Company could also be subject to intellectual property infringement claims as the numbers of competitors grows. These claims, even if not meritorious, could be expensive and divert the Company's attention from its continued operations. If the Company becomes liable to any third parties for such claims, it could be required to pay a substantial damage award or to develop comparable non-infringing intellectual property and systems.

The markets in which the Company compete are characterized by rapidly changing technology, evolving technological standards in the industry, frequent new websites, services and products and changing consumer demands. The Company's future success will depend on its ability to adapt to these changes and to continuously improve the performance, features and reliability of its service in response to competitive services and products and the evolving demands of the marketplace, which it may not be able to do. In addition, the widespread adoption of new Internet, networking or telecommunications technologies or other technological changes could require the Company to incur substantial expenditures to modify or adapt its services or infrastructure, which might impact its ability to become or remain profitable.
The Company anticipates that it will be necessary to continue to invest in and continue to develop the TAME software on a timely basis to maintain its competitiveness. Significant capital expenditures may be required to keep its technology up to date. Investments in technology and future investments in upgrades and enhancements to software may not necessarily maintain the Company's competitiveness. The Company's business is highly dependent upon its computer and software systems, and the temporary or permanent loss of such equipment or systems, through casualty, operating malfunction or otherwise, could have a material adverse effect upon the Company.
In connection with the number of websites to be added by VirtualSellers.com, there are a number of factors which could have an adverse effect on the Company's ability to generate revenue and on its continued operations. Continued use of the Internet as a way of carrying on business is crucial to the continued success of VirtualSellers.com. The Company's success is dependent upon achieving significant market acceptance of its website, products and services by business who want to retain their products and services over the internet. It cannot guarantee that such businesses will accept VirtualSellers.com, or even the Internet, as a replacement for traditional methods of retailing their products and services. Market acceptance of VirtualSellers.com depends upon continued growth in the use of the Internet generally and, in particular, as a method of business selling and retailing their products. The Internet may not prove to be a viable channel for these services because of inadequate development of necessary infrastructure, such as reliable network backbones, or complimentary services, such as high-speed modems and security procedures for the transmission of confidential and private information, the implementation of competitive technologies, government regulation or other reasons. Failure to achieve and maintain market acceptance of VirtualSellers.com would seriously harm the Company's business.
The revenues expected to be generated by the operation of the CallCenter and CallDirect could be affected by a number of factors, which could have an adverse effect on the Company's ability to generate revenue and on its continued operations. Those factors include: any changes in the demands for the services offered by the Call Center or the products offered by CallDirect, the loss of any significant clients of either the Call Center or CallDirect, increased competition in either of these industries, any problems encountered with the Call Center's sophisticated and specialized telecommunications, network and computer technology.

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

PART  II     OTHER  INFORMATION
ITEM  1:     Legal  Proceedings
On November 15, 1999, Stephen M. Meade commenced a lawsuit in the Illinois Circuit Court of Cook County Department, Chancery Division, against Dorothy A. Tomek, Kevin A. Weilgus, Dennis Sinclair, Michael Krawitz, VirtualSellers.com, Inc. (an Illinois corporation) (the "Vendor") and the Company. This lawsuit is in connection with the acquisition of certain assets of VirtualSellers.com, Inc. by the Company. The Plaintiff claims that he was ousted from the Vendor and forced to sell his shares and other interests in the Vendor to the other two principals of the Vendor, Dorothy A. Tomek and Kevin A. Weilgus. The Plaintiff alleges that Dorothy A. Tomek and Kevin Weilgus took various actions which resulted in the Plaintiff being induced by fraud, duress and breach of fiduciary duty into selling his interests in the Vendor. The Plaintiff further alleges that Dorothy A. Tomek, Kevin Weilgus, Dennis Sinclair, Michael Krawitz and the Company illegally conspired to oust the Plaintiff and concealed from the Plaintiff the pending negotiations between Dorothy A. Tomek, Kevin Weilgus, Dennis Sinclair and the Company regarding the Company making a substantial investment in the Vendor or purchasing certain assets of the Vendor. The Plaintiff is seeking the following relief:
     (a) an order that the agreement whereby he agreed to sell his interests in the Vendor is not a valid and binding agreement;
     (b) damages against the Vendor for his share of the proceeds of the sale of certain assets of the Vendor in an amount in excess of $1,000,000;
     (c) an award against the Vendor of $175,000 in debt owed by the Vendor to the Plaintiff;
     (d) damages against Dorothy A. Tomek, Kevin Weilgus, the Vendor, Dennis Sinclair, the Company, and Michael Krawitz for his share of the proceeds of the sale of certain assets of the Vendor in an amount in excess of $1,175,000;
     (e) punitive damages against Dorothy A. Tomek, Kevin Weilgus, the Vendor, Dennis Sinclair, the Company, and Michael Krawitz in excess of $3,000,000;
     (f) an that a constructive trust be created in his favour and against Dorothy A. Tomek, Kevin Weilgus, the Vendor, Dennis Sinclair, the Company, and Michael Krawitz whereby those defendants are required to disgorge into the constructive trust all of their unjust financial rewards obtained from the alleged wrongful, inequitable and fraudulent conduct; and

     (g)     prejudgment  interest  and  costs.

Except as set forth above, no legal proceeding has been commenced by or against the Company in the quarter for which this Form 10-Q is filed and here have been no material developments in existing legal proceedings involving the Company since the filing of the Company's Form 20F for the period ended February 28, 1999.

ITEM  2:     Changes  in  Securities  and  use  of  Proceedings
Common shares of the Company sold by the Company during the period covered by this form 10-Q that were not registered under the Securities Act of 1933, as amended:


Full Name and                                   Total
Residential           Number of    Price Per    Purchase      Exemption
Address of            Securities   Share        Price           from
Purchaser             Sold                                    Registration
----------------      -----------  ----------  ---------      ------------

Mel Baillie           150,000     CDN$0.08     CDN$12,000     Section 4(2) of
Suite 505                         Deemed Value Deemed Value   the Securities
2525 Quebec Street                                            Act of 1933
Vancouver, BC V5T 4R5

Everett J. Palmer     250,000     $0.10        $25,000        Section 4(2) of
113 Settlers Landing              Deemed Value Deemed Value   the Securities
Road                                                          Act of 1933
Suffolk, VA 23435

Shannon T. Squyres    750,000     $0.10        $75,000        Section 4(2) of
17586 Lebanon Circle              Deemed Value Deemed Value   the Securities
Irvine, CA USA 92614                                          Act of 1933

Raymond Mol           150,000     CDN$0.08     CDN$12,000     Section 4(2) of
9035-162A Street                Deemed Value Deemed Value   the Securities
Surrey, BC V4N 3L6                                            Act of 1933

Dr. Dennis Sinclair   150,000     CDN$0.08     CDN$12,000     Section 4(2) of
195 Harbour Drive                 Deemed Value Deemed Value   the Securities
Chicago, IL USA 60602                                         Act of 1933

Pierre Prefontaine    150,000     CDN$0.08     CDN$12,000     Section 4(2) of
280-171 Water Street              Deemed Value Deemed Value   the Securities
Vancouver, BC V6B 1A7                                         Act of 1933

Shannon T. Squyres    250,000     $0.10        $25,000        Section 4(2) of
17586 Lebanon Circle              Deemed Value Deemed Value   the Securities
Irvine, CA USA 92614                                          Act of 1933

TotalSource           200,000     $0.13        $26,000        Section 4(2) of
Financing.com                     Deemed Value Deemed Value   the Securities
c/o Desmond Paden                                             Act of 1933
Suite #307
Hilltop Executive
Center
1580 South Milwaukee Avenue
Libertyville, Illinois 60106

Total Source          200,000     $0.13        $26,000        Section 4(2) of
Financing.com                     Deemed Value Deemed Value   the Securities
c/o Desmond Paden                                             Act of 1933
Suite #307
1580 South Milwaukee Avenue
Libertyville, Illinois 60106

Matthew Hiitola         2,500     $0.13        $325           Section 4(2) of
1182 Grove Avenue                 Deemed Value Deemed Value   the Securities
Bensonville, Illinois                                         Act of 1933
60106

Erik Johnson           10,000     $0.13        $1,300         Section 4(2) of
17586 Lebanon Circle              Deemed Value Deemed Value   the Securities
Irvine, CA USA 92614                                          Act of 1933

Brian Keeve             5,000     $0.13        $650           Section 4(2) of
542 Buckingham Way                Deemed Value Deemed Value   the Securities
Boliingbrook, Illinois                                        Act of 1933
60440

Sari Levy              10,000     $0.13        $1,300         Section 4(2) of
108 West Maryland Terrace         Deemed Value Deemed Value   the Securities
Addison, Illinois                                             Act of 1933
60101

Lou Severson           10,000     $0.13        $1,300         Section 4(2) of
2411 Ogden                        Deemed Value Deemed Value   the Securities
Unit #7                                                       Act of 1933
Downers Grove
Illinois 60515


ITEM  3:     Defaults  Upon  Senior  Securities
          Not  applicable.

ITEM  4:     Submission  of  Matters  To  A  Vote  Of  Security  Holders
          Not  applicable.

ITEM  5:     Other  Information

None.

ITEM  6:     Exhibits  and  Reports  on  Form  8-K
          27.01  Financial  Data  Schedule  (EDGAR  version  only)

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated  January    14, 2000

VirtualSellers.com,  Inc.


Per: /s/ Dennis Sinclair
--------------------------
     Dennis  Sinclair


Per: /s/ Raymond Mol
--------------------------
     Raymond  Mol

PART  I     FINANCIAL  INFORMATION

ITEM  1:     Condensed  Consolidated  Financial  Statements:
     Condensed Consolidated Balance Sheet as of August 31, 1999 and November 30, 1999
     Condensed Consolidated Statement of Income for the six and nine months ended November 30, 1998 and 1999
     Condensed Consolidated Statement of Cash Flows for the nine months ended November 30, 1998 and 1999.
     Notes  to  Condensed  Consolidated  Financial  Statements.

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