Form 10-K
period 2000-02-29
VIRTUALSELLERS COM INC
filed 2000-06-14
CIK 790948

WASHINGTON, D.C. 20549

                                    FORM 10-K
          THIS FORM 10-K ANNUAL REPORT IS THE SUBJECT OF A FORM 12B-25
(Mark  One)
     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended  February 29, 2000
                                             -----------------
                                       or

     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  transition  period  from          to

Commission  file  number  000-14356
                          ---------

                            VIRTUALSELLERS.COM, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)

           CANADA                                         911353658
           ------                                         ---------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                  Identification No.)

                      SUITE 1000, 120 NORTH LASALLE STREET
                        CHICAGO, ILLINOIS                     60602
                        -----------------                     -----
          (Address of principal executive offices)          (Zip Code)

Registrant's  telephone  number,  including  area  code  (312)  920-9999
                                                          ---   --------

Securities  registered  pursuant  to  Section  12(b)  of  the  Act:

     Title of each class          Name of each exchange on which registered


Securities  registered  pursuant  to  Section  12(g)  of  the  Act:

                        COMMON SHARES, WITHOUT PAR VALUE
                        --------------------------------
                                (Title of class)

                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                       Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405, 17 CFR 230.405.)

117,024,637  common  shares  @  $2.016  (1)  =  $235,921,668
------------------------------------------------------------
(1)  Average  of  bid  and  ask  closing  prices  on  May  10,  2000.

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed  by  a  court.     Yes  [X]    No [ ]

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

126,973,637  common  shares  issued  and  outstanding  as  of  May  10,  2000
-----------------------------------------------------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Proxy Statement related to the Registrant's 2000 Annual Meeting of Shareholders, to be held on August 4, 2000, are incorporated by reference into Part III of this Annual Report on Form 10-K.


                                  PART I

ITEM  1.     DESCRIPTION  OF  BUSINESS.

This Annual Report contains certain forward-looking statements that are subject to risks and uncertainties. Statements in this Annual Report which are not purely historical are forward-looking statements, including any statements regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements include certain information relating to e-commerce and outsourcing trends, Virtualsellers.com, Inc.'s (the "Company") business strategy including the markets in which it operates, the services it provides, its ability to attract new clients and the customers it targets, the benefits of certain technologies the Company has acquired or plans to acquire and the investment it plans to make in technology, the Company's plans regarding expansion, the implementation of quality standards, variations in operating results and liquidity, as well as information contained elsewhere in this document where statements are preceded by, followed by or include the words "believes", "plans", "intends", "expects", "anticipates" or similar expressions. For such statements, the Company claims the protection of the safe harbor for "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements in this document are subject to risks and uncertainties that could cause the assumptions underlying such forward-looking statements and the actual results to differ materially from those expressed in or implied by the statements.

The most important factors that could prevent the Company from achieving its goals and cause the assumptions underlying the forward-looking statements and the actual results of the Company to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the risk factors set forth in this Annual Report - See the section entitled "Risk Factors" in Item 1 - Description of Business.

Business  Operations

The Company's business operations focus on traditional and e-commerce transaction processing and "backroom support" services for other businesses. Part of the Company's services assist businesses in their transition from old technologies or dissimilar software systems to state-of-the-art e-commerce capable websites so that they can retail their products and/or services over the Internet.

The  Company  provides  the  following  services  and/or  products:

- through its Call Center, the Company provides transaction processing, centralized billing, customer and technical support, customer service, order entry, order fulfilment, bill collection, help desk services and dispatch functions;

- through Virtualsellers.com, the Company provides turnkey e-commerce transaction processing and website development, maintenance and hosting services;

- through CallDirect, the Company sells telephone related products and provides transaction processing and customer services; and

- through Virtualsellers.com, the Company sells its proprietary software engine and language interpreter called TAME (Tag Activated Markup Enhancement). TAME is an interpretative language which enables developers to create Internet and e-commerce applications that interface with all major operating systems and web browsers. The scope and functionality of the TAME language is comparable to Java or Javascript.

The Company's executive offices are located at Suite 1000, 120 North LaSalle Street, Chicago, Illinois 60602 (Telephone: (312) 920-9999; Facsimile (312) 920-1871).

The Company's financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. In this Annual Report, unless otherwise specified, all dollar amounts are expressed in United States Dollars. Herein, all references to "CDN$" refer to Canadian Dollars and all references to "common shares" refer to common shares in the capital stock of the Company.

The  Company  and  its  Subsidiaries

The Company was incorporated under the laws of the Province of British Columbia on January 29, 1982 under the name "Thunder Oil & Gas Ltd.". The Company's name was changed to "Thunder Explorations Ltd." on May 9, 1983. On April 22, 1985, the Company changed its name to "CAM-NET Communications Network Inc." and on February 1, 1991, the Company was continued under the Canada Business Corporations Act. On August 1, 1997, the Company changed its name to "Suncom Telecommunications, Inc." and on May 31, 1999, the Company changed its name to "Virtualsellers.com, Inc.".

The  Company  had  the  following  subsidiaries  as  of  May  10,  2000:

-----------------------------------------------------------------------------------------------------
                                            Jurisdiction of                             Percentage of
Subsidiaries                                 Incorporation    Date of Incorporation  Securities Owned
-----------------------------------------------------------------------------------------------------
Canadian-American Communications Inc.2 . .  British Columbia  March 6, 1984                       100%
-----------------------------------------------------------------------------------------------------
Canadian Northstar Transmission
Systems Ltd.2. . . . . . . . . . . . . . .  CBCA              February 23, 1995                   100%
-----------------------------------------------------------------------------------------------------
Preferred Telemanagement Inc. (formerly
 Suncom Telemanagement Inc.) . . . . . . .  British Columbia  November 23, 1994                   100%
-----------------------------------------------------------------------------------------------------
CAM-NET Cellular Inc. (formerly Direct
 Advantage, Inc. and Invoice Reduction
 Services, Inc.) . . . . . . . . . . . . .  Ontario           March 8, 1994                       100%
-----------------------------------------------------------------------------------------------------
NorthNet Telecommunications Inc.1 (d.b.a.
 NorthStar Telesolutions). . . . . . . . .  Illinois          February 6, 1998                    100%
-----------------------------------------------------------------------------------------------------
eCommerce Solutions Inc. (d.b.a.
 VirtualSellers.com) . . . . . . . . . . .  Illinois          May 17, 1999                        100%
==========================================  ================  =====================  =================

1     NorthNet  Telecommunications  Inc.  is an Illinois corporation qualified to transact business in
Indiana.
2     Canadian Northstar Transmission Systems Ltd. and Canadian-American Communications Inc. are being dissolved  but  a  Notice  of  Dissolution  has  not  yet  been  issued.


General  Development  of  the  Company  During  the  Last  Five  Years

Until its reorganization in the fiscal year ended February 28, 1998, the Company was a telecommunications holding company with subsidiaries operating in both Canada and the United States. Through its subsidiaries, the Company provided comprehensive telecommunications services including long distance, local access, cellular and complete telephone management services. The Company provided these services to commercial and residential customers in British Columbia, Alberta, Ontario, Quebec and in the greater Chicago, Illinois area.

Although the Company supplied long distance telephone services to 6.4% of the Canadian business market and 2.2% of the Canadian residential market, competitive pressures in the telecommunications industry, increasingly high technology costs and the lack of sufficient working capital eroded the Company's potential for profitability.

Despite a number of cost cutting measures carried out in late 1995 and early 1996, and changes in management, the Company's ability to access the public and private markets in order to generate working capital was frustrated by the delisting of the Company by the Vancouver Stock Exchange in October of 1996. The Vancouver Stock Exchange delisted the Company because of allegations by the United States Securities and Exchange Commission that a former director of the Company had used improper methods to promote sales of the Company's common shares in the market. The negative publicity surrounding the delisting eroded the customer base and supplier confidence. This, together with the failure a major customer to pay a bill of approximately CDN$500,000, adversely affected the Company's ability to go forward, and put enough additional pressure on the Company's working capital requirements that its management concluded that it should seek protection under the Canadian Companies' Creditors Arrangement Act (the "CCAA"), which is similar to bankruptcy legislation in the United States.

On January 14, 1997, the Company filed for and the Court granted protection from its creditors under the CCAA (the "CCAA Proceeding"). Court protection was required to ensure that the Company's assets were kept intact during the reorganization process in order to allow the Company to carry on its business while formulating a restructuring plan. The accounting firm of KPMG LLP was appointed by the Court as a monitor to oversee and to assist in the development of the Company's restructuring plans (the "Plan"). The creditors of the Company approved the Plan on July 31, 1997, and the Supreme Court of British Columbia sanctioned the Plan on August 7, 1997.

Sale  of  Operating  Assets

Shortly after receiving CCAA protection, it became apparent to the Company that it would not be able to obtain sufficient new financing for its business operations early enough in the restructuring process to permit it to continue to serve its telecommunications customers. In order to preserve the value of its assets and yield the greatest return to its creditors, the Company determined that it was in its best interest to sell the Company's commercial and residential telecommunications customer base for the highest available price.

On April 7, 1997, the Company sold its accounts receivable, capital assets, licences and acquired customer base to Primus Communications, Inc., Primus Telecommunications Canada Inc. and 336246 Canada Inc. (collectively, "Primus") for approximately CDN $6,750,000 with approval of the Court (the "Primus Transaction"). There was a holdback of CDN$1,000,000 to secure the accuracy of Company's representations and warranties made as part of the sale. To the extent that Primus made claims against the holdback, the trustee was required to retain an equivalent portion of the holdback. Since Primus advanced claims exceeding the amount of the holdback, the full amount of the holdback was held in trust pending resolution of such claims. The Company entered into a settlement with Primus regarding the holdback, whereby the Company received CDN$25,000 for consulting services, Primus received CDN$275,000 and the balance of the holdback has been distributed to creditors under the Plan.

The Company also determined that there was inherent value in the remaining assets of Cam-Net Communications Inc. ("CNC") and Cam-Net Telecommunications Inc. ("CNT"), including significant tax losses accrued within the Company's affiliated groups as a result of business losses incurred during previous years. Since the Company could not utilize these losses at the time and these losses would cease to have value over time, it decided to sell these businesses. On April 17, 1997, the Company sold all of the shares in CNC and its interest in CNT to London Holdings Inc. ("LTG") for cash proceeds of CDN$3,070,000 (the "LTG Transaction"). The agreement provided that the inter-company debt owned by CNC to Cam-Net Communications Network Inc. ("CWK") would be repaid to the Company in annual instalments equal to 15% of the annual profit of CNC for three fiscal years commencing April 30, 1997. The first CDN$500,000 of the repayment to the Company was to be payable to GT Communications Inc., pursuant to the Plan in the CCAA Proceeding. Since the Company anticipated little or no repayment of such debt, it decided to sell this receivable for CDN$575,000, with GT Communications Inc. being entitled to receive approximately CDN$360,000 of these proceeds.

Secured  Creditor  Settlements

The first step in implementing the Plan was to satisfy the secured creditors. At the CCAA filing date, AT&T held registered security against the Company and certain of its subsidiaries which security was alleged to secure approximately CDN$2,800,000 as at the end of June, 1997. On July 3, 1997, the Court approved a settlement between the Company and AT&T which included payment of CDN$1,822,725 and issuance of 1,000,000 common shares and 1,000,000 share purchase warrants whereby AT&T could acquire an additional 1,000,000 common shares of the Company at CDN$1.00 per common share. AT&T has since released the Company from any other claims.

GT Communications Inc. ("GT") alleged an equitable security interest in the amount of CDN $2,600,000 against all of the assets of the Company and its subsidiaries. After extensive negotiations, the Court approved a settlement entitling GT to an immediate cash settlement of CDN$1,400,000 and confirmation of a claim of CDN$575,000 as an unsecured creditor to be paid only from any repayment received by the Company from the LTG Transaction. Since the Company anticipated little or no repayment from the LTG Transaction, it sold this receivable for CDN$525,000, with GT receiving approximately CDN$360,000 of the proceeds.

Unsecured  Creditor  Settlements

On July 31, 1997, the classes of creditors of the Company and its subsidiaries met, and the requisite number of creditors holding the required value of claims approved the Plan. The Plan provided for the distribution of proceeds from the sale of assets and the recovery from lawsuits on account of creditors' indebtedness. The Plan also provided that creditors' unpaid debt after receipt of dividends would be satisfied by a distribution of the common shares by issuing share purchase warrants whereby the unsecured creditors would receive a portion of 13,000,000 share purchase warrants in proportion to their unpaid indebtedness to the total of unpaid debt.

Significant  Events  Subsequent  to  Approval  of  Plan

Significant events in relation to the implementation of the Plan, subsequent to its approval by the Court, are as follows:

-     all  proofs  of  claims  of  creditors  have  been  resolved  and settled;

- Canadian securities regulators have approved the distribution of the share purchase warrants and the common shares;

-     the  following  lawsuit  recoveries  have  been  made:

       -     Bell  Canada  -  CDN  $100,000;

       -     TeleHub  -  US$450,000;  and

       -     BC  Tel  -  CDN  $17,500;

- CDN$6,550,772 of the CDN$6,750,000 received from the Primus Transaction and approximately CDN$3,000,000 received from the LTG Transaction were paid into a trust account. CDN$1,000,000 of the CDN$6,550,772 received from the Primus Transaction represented a holdback. The Company entered into a settlement with Primus regarding the holdback, whereby the Company received CDN$25,000 of the holdback for consulting services, Primus received CDN$275,000 and the balance of the holdback has been distributed to creditors under the Plan;

- secured creditors with outstanding claims of approximately CDN$5,400,000 received CDN$3,222,724 in cash, a total of 1,000,000 common shares and share purchase warrants to acquire a total of 1,000,000 common shares at CDN$1.00 per share;

- government claims, which consisted primarily of income, sales or capital taxes, were settled outside the Plan and approximately CDN$196,533 was paid towards such government claims;

- CDN$200,000 of the proceeds paid into the trust account were segregated to pay for creditor claims arising after the Company and its Canadian subsidiaries entered CCAA protection;

- CDN$280,000 of the proceeds paid into the trust account were segregated to pay for employee and consulting commissions relating to the assets sale and the sale of CNC and CNT. All commissions have been paid amounting to an aggregate of CDN$280,715;

- CDN$300,000 of the proceeds paid into the trust account were segregated to pay for legal, monitor and audit costs, and CDN$35,000 for employee severance. Approximately CDN$675,533 has been paid for legal, monitor and audit costs, and CDN$32,925 for employee severances;

- CDN$300,000 of the proceeds paid into the trust account was paid to the Company for working capital purposes on the condition that the CDN$300,000 would be repayable to the trust account out of any further recoveries from outstanding litigation and thus would be available to unsecured creditors. Approximately CDN$300,000 has been fully repaid to the trust account from lawsuit recoveries; and

- unsecured creditors with outstanding claims of approximately CDN$31,000,000 were to share in the funds remaining in the trust account based on a formula which allocated a portion of the remaining funds to the Company's creditors and a portion to the Company's subsidiaries' creditors. Unsecured creditor claims aggregating CDN$3,184,150 was paid in the fiscal year ended 1998 and 1999 and 13,000,000 share purchase warrants to acquire, without any further consideration, common shares in the capital of the Company were issued on November 8, 1998 to the unsecured creditors.

- the remaining funds from the trust account were paid out to unsecured creditors in fiscal 2000 after paying legal and other administrative expenses and settling the primus holdback dispute.

Material  Acquisitions

Acquisition  of  NorthNet Telecommunications Inc.  dba "NorthStar Telesolutions"
--------------------------------------------------------------------------------

On January 1, 1998, the Company purchased its first Call Center for $105,000. As consideration for the acquisition, the Company issued a convertible note for $105,000 which was convertible into common shares at the rate of $0.10 per common share. On January 5, 1999, the convertible note was converted into 1,050,000 common shares. The Call Center is operated through the Company's subsidiary, NorthNet Telecommunications Inc. doing business as NorthStar Telesolutions. For details of the operations of the Call Center, see the section entitled "Call Center Operations" in Item 1 - Description of Business.

Acquisition  of  Assets  from  VirtualSellers.com,  Inc.
--------------------------------------------------------

In May, 1999, the Company purchased certain assets of VirtualSellers.com, Inc., an Illinois corporation (the "Original VirtualSellers"). As consideration for the acquisition, the Company paid cash of $170,000, assumed indebtedness of US$28,928, issued 500,000 common shares and issued 361,710 share purchase warrants. Each share purchase warrant entitled the holder to purchase one common share at a price of $1.50 per common share for a period of two years. As part of the acquisition, the Company entered into employment agreements with two of the founders of the Original VirtualSellers.

The Company continues to operate the Original VirtualSellers' business under a newly created subsidiary called eCommerce Solutions Inc. doing business as VirtualSellers.com. For details of the operations of the Original Virtualsellers, see the section entitled "E-Commerce Operations" in Item 1 - Description of Business.

Acquisition  of  Assets  from  CallDirect  Enterprises  Inc.
------------------------------------------------------------

In May, 1999, the Company purchased certain assets of CallDirect Enterprises Inc. ("CallDirect"). As consideration for the acquisition, the Company issued 1,200,000 common shares and assumed the outstanding indebtedness of approximately CDN$500,000, which the Company settled for approximately CDN$109,000.

The Company continues to operate CallDirect's business through its subsidiary, Preferred Telemanagement Inc. For details of the operations of the CallDirect, see the section entitled "CallDirect Operations" in Item 1 - Description of Business.

Acquisition  of  Tame  Software  and  Customer  Base
----------------------------------------------------

In June, 1999, the Company purchased the rights to a proprietary e-commerce shopping cart software system and language interpreter called TAME (Tag Activated Markup Enhancement) from Seth Russell and Nathan Bawden, doing business as Clickshop. As consideration for the acquisition, the Company assumed liabilities of $20,000 and issued 300,000 common shares (150,000 shares to each of Seth Russell and Nathan Bawden). As part of the acquisition, the Company entered into an employment agreement with Nathan Bawden. The Company has also agreed to issue a further 300,000 common shares one year from closing if Nathan Bawden has successfully trained the Company's employees in the use, operation and development of TAME.

For more details on TAME, see the section entitled "TAME (Tag Activated Markup Enhancement)" in Item 1 - Description of Business.

The  Company's  Current  Business

The Company's current business operations involve traditional and e-commerce transaction processing and "backroom support" services for other companies/entities. Part of the Company's operations include assisting businesses in developing state-of-the-art e-commerce capable websites so that they can retail their products and/or services over the Internet. The Company provides the following services and/or products:

- through its Call Center, the Company provides transaction processing, centralized billing, customer and technical support, customer service, order entry, order fulfilment, bill collection, help desk services and dispatch functions;

- through Virtualsellers.com, the Company provides turnkey e-commerce transaction processing and website development, maintenance and hosting services;

- through CallDirect, the Company sells telephone related products and provides transaction processing and customer services; and

- through Virtualsellers.com, the Company sells its proprietary software engine and language interpreter called TAME (Tag Activated Markup Enhancement). TAME is an interpretative language which enables developers to create Internet and e-commerce applications that interface with all major operating systems and web browsers. The scope and functionality of the TAME language is comparable to Java or Javascript.

The  Company's  Executive  Officers

Name  and  Age                       Office  Held       Date  Appointed
--------------                       ------------       ---------------
Dennis  Sinclair, 57               President,  C.E.O.          Director  since
                                   and Director           November  14,  1996;
                                                        President  and  C.E.O.
                                                         since  September  30,
                                                                          1997
------------------------------------------------------------------------------
Kevin  Wielgus,   26                Secretary                 Secretary  since
                                                            January  31,  2000
------------------------------------------------------------------------------
Mel  Baillie,     50                Director                   Director  since
                                                           November  14,  1996
------------------------------------------------------------------------------
Grayson  Hand,    63                Director                   Director  since
                                                              March  15,  2000
------------------------------------------------------------------------------
Greg  Burnett,    38                Director                   Director  since
                                                              March  15,  2000
------------------------------------------------------------------------------

The Company's executive officers are traditionally elected to office at the first meeting of the Board of Directors following the Annual Meeting of Stockholders. Each officer holds office until the first meeting of the Board of Directors following the next Annual Meeting or until a successor is chosen. Biographical information for the executive officers follows:

Dennis Sinclair obtained his Ph.D., Economics and Sociology, M.A., Sociology and B.A., Psychology from the University of Michigan and has been an adjunct professor at various universities, including the University of Michigan, University of Southern California, University of Redlands, Pepperdine University and a full-time professor at UCLA Graduate School of Management. He has developed extensive experience in consulting to corporate clients by providing general management and corporate consulting services to many companies through his own consulting company. Mr. Sinclair has developed extensive experience in all aspects of operating, directing and managing both private and public companies through his positions as Senior Analyst and Investment Banker with H.J. Meyers Inc. (08/95 to 12/96), an Investment Advisor with Securities America (08/94 to 08/95), a Director of New Business Development with Validyne
Engineering Corporation (08/92 to 08/94) and his various other corporate positions prior to 1992.

Mel Baillie obtained a Bachelor of Education Degree from the University of Alberta subsequent to which he undertook post degree studies in Business Administration. In addition to his formal education, Mr. Baillie has taken numerous on the job courses relating to strategic marketing and planning, selling, financial management, management development and leadership and process design and management. Mr. Baillie has significant marketing, sales, operations and strategic management experience acquired from over 20 years in the telecommunications industry. He was the Vice President of Marketing and Sales for Westel Telecommunications (12/95 to 12/96) where he directed the marketing department, the major account sales group and commercial sales teams throughout the province of British Columbia. Prior to that Mr. Baillie was the Vice President Sales for Western Canada of Unitel Communications Inc. (1991 to 1995) and the Executive Director of Carrier Relations for AT&T Canada (1991). Mr. Baillie was also a Director, Major Accounts, Western Canada for Northern Telecom Canada Ltd. (1989 to 1991), General Manager, Sales, Western Canada for C.N.C.P. Telecommunications (1988 to 1989), Executive Director, Canadian Government and Offshore Sales for Microtel Ltd. (1983 to 1988) and Marketing Manager and Global Project Manager for Northern Telecom Canada Ltd. (1977 to 1983).

Grayson Hand has over 25 years of senior management and executive business experience. He has acted as a director of Global Technologies Inc., Medical Polymers Technologies Inc., Tanisys Technology Inc. and Leigh Resources Ltd., each of which is a Canadian publicly traded company.

Kevin Wielgus graduated from Northwestern University's undergraduate management and administration program. Mr. Wielgus has experience in hospitality and business-to-business sales. Between July 1996 and May 1999, Mr. Wielgus was part of the management of Virtualsellers.com, Inc., a transaction processing company, which was acquired by the Company in May, 1999. Prior to that, Mr. Wielgus was a sales manager with Beck's CRS, a laser printer repair and toner cartridge manufacturing business. In 1994, he founded the Daily Grind, a subscription based mail order coffee company.

Greg Burnett obtained a Master of Business Administration Degree in 1986 and a Bachelor of Applied Science in Civil Engineering in 1984. Mr. Burnett has provided consulting services to business through the consulting firm, Carob Management Ltd. since 1986. The consulting firm specializes in providing due diligence services, developing business plans and structuring/managing venture capital projects. Mr. Burnett has served as the President and a director of Carob Management Ltd. since 1989. He has also served as a director and officer of several companies publicly traded in Canada.

Employees

The Company currently employs 18 persons at the Company's Call Center, 5 persons at CallDirect, 26 persons at Virtualsellers.com and 3 administrative staff at its corporate head office. Except for the Company's executive officers, all employees are employees at will and both the employee and the Company are free to terminate such employment relationships at any time.

Call  Center  Operations
------------------------

The Company operates one Call Center through its subsidiary, NorthNet Telecommunications, Inc. doing business as Northstar Telesolutions. The Call Center is located at 68 - 74 South Park Boulevard, Greenwood, Indiana.

     Industry  Overview  and  Competition

The call center services market includes traditional teleservices activities such as outbound and inbound customer support, centralized customer billing, customer sales and support, order entry, order fulfilment, bill collection, Internet-based sales and service support, and marketing services including database marketing, market research, and data mining. Teleservices and other customer call center outsourcing services have evolved significantly in recent years, with the expansion of e-business and Internet sales and service programs. Dot.com companies, click-and-mortar e-commerce companies, Internet service providers and application service providers are becoming increasingly focused on providing real-time, customer support for business and consumer-based Internet applications. The Company believes that this trend will continue and anticipates expanded demand for its services.

E-commerce has grown dramatically and with the addition of this new channel comes an increasing need for businesses to optimize the value of their customer relationships. To remain competitive in today's e-business marketplace, companies are realizing the importance of implementing an integrated customer service solution to effectively attract, acquire, retain, service, and measure customer satisfaction at every point in the customer communication cycle in order to maximize the lifetime value of each customer.

The call center industry generates more than $80 billion in revenues in North America with after-tax profit margins of approximately 7 to 10 percent annually and estimated growth rates of 25 to 40 percent a year. Based on these numbers, the Company anticipates that the Call Center operations will provide solid long-term growth potential with reasonable and achievable rates of return. In addition, the Call Center is a business that integrates well with the Company's e-commerce services because most successful Internet business require the services of a full-scale call center to support their continuing operations.

The call center industry is intensely competitive and the Company's principal competition in its primary markets comes from large service organizations and numerous independent firms, as well as the in-house call center operations by many of its clients or potential clients. In addition, most businesses that are significant consumers of these services utilize more than one call center at a time and reallocate work among various firms from time to time. Some of this work is contracted on an individual project basis, effectively requiring that the Company and other firms seeking such business compete with each other frequently as individual projects are initiated.

Furthermore, the Company believes there is a trend among businesses with in-house call center operations toward outsourcing the management of those operations to others and that this trend may attract new competitors into the Company's market including, but not limited to, competitors that are substantially larger and better capitalized than the Company.

Government  Regulation

Both the federal and state governments regulate telemarketing sales practices. The Federal Telephone Consumer Protection Act of 1991 (the "TCPA"), enforced by the Federal Communications Commission, imposes restrictions on unsolicited telephone calls to residential telephone subscribers. Under the TCPA, it is unlawful to initiate telephone solicitations to residential telephone subscribers before 8:00 a.m. or after 9:00 p.m. local time at the subscriber's location, or to use automated telephone dialling systems or artificial or prerecorded voices to certain subscribers. Additionally, the TCPA requires telemarketing firms to develop a written policy implementing a "do-not-call" list, and to train its telemarketing personnel to comply with these restrictions. The TCPA creates a right of action for both consumers and the state. A court may award actual damages or minimum statutory damages of $500 for certain violations, which may be tripled for wilful or knowing violations. Currently, the Company trains its service representatives to comply with the regulations of the TCPA and programs its call management system to avoid initiating telephone calls during restricted hours or to individuals maintained on an applicable do-not-call list.

The Federal Trade Commission (the "FTC") regulates both general sales practices and telemarketing specifically. Under the Federal Trade Commission Act (the "FTC Act"), the FTC has broad authority to prohibit a variety of advertising or marketing practices that may constitute "unfair or deceptive acts and practices". Pursuant to its general enforcement powers, the FTC can obtain a variety of types of equitable relief, including injunctions, refunds, disgorgement, the posting of bonds, and bars from continuing to do business, for a violation of the acts and regulations it enforces.

The FTC also administers the Federal Telemarketing and Consumer Fraud and Abuse Prevention Act of 1994 (the "TCFAPA"). Under the TCFAPA, the FTC has issued regulations prohibiting deceptive, unfair or abusive practices in telemarketing sales. Generally, these rules prohibit misrepresentations of the cost, quantity, terms, restrictions, performance or characteristics of products or services offered by telephone solicitation or of refund, cancellation or exchange policies. The regulations also regulate the use of prize promotions in telemarketing to prevent deception and require that a telemarketer identify promptly and clearly the seller on whose behalf the telemarketer is calling, the purpose of the call, the nature of the goods or services offered and, if applicable, that no purchase or payment is necessary to win a prize. The regulations also require that telemarketers maintain records on various aspects of their business. Analogous restrictions apply to industries regulated by the SEC. The Company believes that it is in compliance with the TCPA and its implementing regulations, as well as with the regulations promulgated pursuant to the TCFAPA. Failure to comply with either the TCPA or the TCFAPA could adversely affect or limit the Company's current or future operations.

Most states have enacted statutes similar to the FTC Act generally prohibiting unfair or deceptive acts and practices. Additionally, some states have enacted laws and others are considering enacting laws targeted directly at telemarketing practices. For example, telephone sales in certain states are not final until a written contract is delivered to and signed by the buyer, and such a contract often may be cancelled within three business days. At least one state also prohibits telemarketers from requiring credit card payment, and several other states require certain telemarketers to obtain licenses, post bonds or submit sales scripts to the state's attorney general. Under the more general statutes, depending on the wilfulness and severity of the violation, penalties can include imprisonment, fines and a range of equitable remedies such as consumer redress or the posting of bonds before continuing in business. Many of the statutes directed specifically at telemarketing practices provide for a private right of action for the recovery of damages or provide for enforcement by state agencies permitting the recovery of significant civil or criminal penalties, costs and attorneys' fees. There can be no assurance that any such laws, if enacted, will not adversely affect or limit the Company's current or future operations.

     Services  Provided  by  the  Call  Center

The Call Center currently has the capacity for 70 Call Center representatives and is actively exploring options that will allow it to staff more than 100 Call Center representatives. The Call Center offers clients customer service support 24 hours a day, seven days a week.

The Call Center specializes in providing the following transaction processing and backroom services for other companies and entities:

- inbound/outbound telemarketing, including targeted marketing campaigns, cold calling, inbound marketing promotions and up-selling campaigns;

-     customer  and  technical  support;

-     customer  order  entry;

-     credit  reporting;

- centralized customer billing which can be based on a specified anniversary date or cycles which are bi-monthly, quarterly, semi-annually or annually;

- customer account reconciliations and reporting using either a client's own banking structure or specially dedicated accounts at the Company's bank;

- customer payment collection including credit card and pre-authorized checking;

-     collection  of  customer  accounts  or  disbursement  of customer refunds;

-     order  fulfilment;

-     help  desk  services;

-     customer  service  and  dispatch  functions;

- direct mail services which involves inserting the direct mail or other related items into customers' bills before mailing; and

-     other  computer  telephone  applications.

The Company can provide the customer with a package of bundled services or a customized package of any variety of services required by each particular customer. The Call Center provides high quality customer and order support for any company, helping to increase customer satisfaction and retention.

The Company provides its services for a flat monthly rate depending on the scope of services required. The Call Center offers clients reports based strictly on subscriber data or custom reports involving high-level analysis. In either case, the reports can be easily downloaded by clients into their own spreadsheets or other statistical or analytical software program for review.

The Company plans to concentrate its Call Center services on transaction processing and customer service allowing the Call Center's clients to concentrate on the marketing and growth of their businesses while still maintaining a high level of customer care and service.

The Company plans to continue to seek out additional opportunities to add capacity, technology and expertise to its Call Center business. The Company is cultivating new customers for the Call Center which has also begun to provide cable-related services such as local and long distance telecommunications and Internet access. The Company anticipates that the services offered by its customers can be bundled and/or marketed together.

     Technology

The Company's system and software technologies are designed to improve Call Center representative production thereby lowering the effective cost per contact made or received, and to improve sales and customer service effectiveness by providing its sales and service representatives with real-time access to customer and product information.

The Company realizes significant cost savings through the use of innovative contact handling technology, computer telephone integration (CTI) and advanced scripting software, all of which optimize agent utilization. CTI accepts an inbound call from the public network and routes that call to the most advantageous, available resource to handle the call. Scripting software is used in the Call Center to provide the Call Center representative with the appropriate information to use during the contact and to specify the content and sequence of the information captured from the customer.

The Company uses CTI and adopts the latest technologies so that it can provide the highest level of service while maintaining a competitive expense structure. Because CTI can be used with over-the-counter desktop software, it allows the Company to provide both cutting-edge and cost-effective services. This allows the Company to construct software systems using databases from software companies like Microsoft or Oracle.

The Company uses call tracking software for quality assurance purposes, as well as to monitor customer order entry and billing, assess staff productivity, add information to the database and enable customized data reporting.

The Company also operates an electronic "knowledge base" that is a clearinghouse for information collected by the Call Center staff. The knowledge base can be searched to answer customer questions and solve customer problems. Through pop-up screen technology, the Call Center can simultaneously service numerous clients, with a minimum of manpower.

The Call Center uses interactive voice response (IVR) software which allows callers to access certain information using their telephone. This technology decreases the amount of time required by Call Center representatives by assisting callers without involving a Call Center representative.

For its outbound telemarketing services, the Company uses predictive dialling software which automatically dials phone numbers from a predetermined list. This software increases the efficiency of the Call Center staff by eliminating the physical dialling process and reducing downtime associated with telephone calls receiving no answers, busy signals and answering machines.

     Customers,  Sales  and  Marketing

In the past, the Company provided the Call Center services to a limited number of cable television operators and ISPs in the United States. The Company has expanded the scope of its Call Center operations to offer its services to the following businesses:

-     e-commerce  businesses;

-     Internet  service  providers;

-     providers  of  technical  help  desk  support  services;

-     providers  of  property  management  services;

-     direct  broadcast  satellite  services  providers;

-     retailers  of  medical,  healthcare  and  consumer  products;

-     in-house  call  centers;

-     reservation  centers;  and

- providers of mail order catalogues, other forms of direct mail, broadcast fax and more traditional forms of marketing services.

The Company targets businesses that have a customer base of up to 100,000 customers, as it has found that businesses with more than 100,000 customers typically have well established in-house call centers. The Company is working to provide its e-commerce customers with the services offered by the Call Center. This expansion is expected to lead to increased transaction volume.

The Company markets the Call Center through periodic advertising and outbound telemarketing of the services provided by the Call Center, as well as by appearances at trade shows relevant to the call center industry. The Company has entered into a Cooperative Marketing Agreement with Rockwell Electronic Commerce Corporation ("Rockwell"), a company engaged in the design, development, manufacture and support of call center systems. Under this arrangement, the Company and Rockwell have agreed to work together to create a marketing plan to develop and pursue opportunities for the marketing and sale of each company's products and services.

     Separate  Financial  Information

Separate financial information for the Call Center can be found at Note 12 to the Company's consolidated financial statements for the fiscal period ended February 29, 2000.

E-commerce  Operations
----------------------

The Company provides turnkey e-commerce transaction processing and website development, maintenance and hosting services to businesses through its subsidiary, eCommerce Solutions Inc. doing business as VirtualSellers.com. With no monthly fees and minimal set-up charges, VirtualSellers.com can assist companies in designing, building, deploying and managing sophisticated secure e-commerce ready Internet websites that provide these businesses with immediately available, customized, secure and complete e-commerce transaction processing capabilities so that these businesses can retail their products and/or services over the Internet. For businesses with existing websites, Virtualsellers.com can convert those websites into e-commerce enabled websites within a matter of hours.

     Industry  Overview

As the Internet has become an increasingly important communications medium, businesses and consumers have begun using the Internet to buy and sell goods and services. The number of Internet users worldwide has grown dramatically and is expected to grow significantly in the next few years. Increasingly, these Internet users are becoming online consumers. International Data Corporation has forecasted that the actual number of Internet buyers worldwide will expand from 48 million in 1999 to approximately 183 million in 2003, and that the amount of worldwide commerce conducted over the Internet will increase from $111 billion in 1999 to approximately $1.3 trillion in 2003. Information technology market research and consulting firm Dataquest has predicted that commerce over the Internet (e-commerce) will grow to more than $150 billion by this year, with 70 percent of that figure being sales of consumer durable goods. Forrester Research Inc., an independent research firm, has forecast that in 2001, consumers will spend $7.4 billion on travel, $5 billion on financial services, $3.8 billion on computers, $2.7 billion on entertainment and $1.1 billion on books and music - all via transactions over the Internet.

To meet this demand, companies across all industry segments are and have been scrambling to establish a presence on the Internet. Unfortunately, a large number of businesses have neither the time nor the resources to design, develop, construct and manage an e-commerce capable website to handle business-to-business or business-to-consumer transactions. Furthermore, many large corporations outsource their e-commerce transaction processing so as to gain greater product focus and minimize incremental costs associated with marketing their products online.

E-commerce offers both businesses and consumers numerous benefits, including the following:

- businesses and consumers can interact 24 hours a day, 7 days a week, regardless of their respective locations;

- businesses can customize website content to match the needs and preferences of individual users by personalizing content for users;

- online stores enable businesses to readily increase the number of products and services offered, thereby enhancing the product selection available to customers;

-     online  businesses can avoid investments in physical retail locations; and

- much of the interaction between businesses and consumers can be automated, resulting in reduced operating costs.

E-commerce  between  businesses  provides  the  following  benefits:

-     reduced  cost  of  selling  the  businesses'  products  or  services;

-     reduced  inventory  requirements;

-     increased  ability  to  minimize  and  rely  on  suppliers;  and

- reducing time required by senior management and others for operations and allowing more time for strategic planning.

These benefits allow businesses to focus on growing their customer base and to market and sell their products around the world in a cost-effective and efficient manner.

The early adopters of e-commerce were often Internet-centered companies, such as Amazon.com and Beyond.com, which were founded specifically to transact business on the Internet. Today, many businesses consider it essential to offer their goods and services through the Internet, and many traditional retailers such as department stores, car dealers, and toy stores have opened online stores to supplement their traditional retail sales models. An increasingly broad selection of products is now being sold online, ranging from the initial online product offerings of books, music, computers and software to more traditional consumer goods such as groceries, clothes, movie tickets, vitamins and prescription drugs. Accordingly, the need for online transaction processing is affecting virtually all industries and businesses.

To succeed online, a business must attract customers to its website and provide an appealing and easy-to-use environment that encourages customers to place an order by clicking on the "buy" button. Once the customer places an order, the business must process the order by effectively and efficiently executing numerous transactions. With the rapid increase in the number of online businesses and the vast array of products and services becoming available online, competition among online businesses is increasingly intense. Due to these competitive pressures, businesses must focus their resources on attracting customers to their websites and providing compelling content to keep customers in their online stores. However, as a business succeeds in these efforts, the increased number of resulting orders creates another set of complex challenges. These challenges include:

- Payment processing. The vast majority of online consumer purchases are conducted using credit cards. These credit card transactions should be processed in real time to confirm an order while the customer is online.
Increasingly, businesses are also seeking to process transactions in local currencies around the world.

- Fraud prevention. Because of the anonymity offered by the Internet and the speed with which one can make purchases, the opportunity for fraud is significant. In e-commerce transactions, because the credit card is not present, a business is generally held liable by its bank for the full value of the transaction in the event of credit card fraud even if a pre-authorization had been obtained. Online businesses must find ways to combat this fraud to avoid losing both the product being sold and the related revenue.

The online business must often address these demands while the customer is waiting online. Information that a traditional retailer can collect during a period of hours, such as fraud screen, often must be available to the online business immediately. In addition, the business must have an e-commerce system that scales as the business grows, provides a high level of reliability and handles peak loads. The business' e-commerce system should also integrate smoothly into its existing business and technology and must support secure, authenticated messaging.

Early adopters of e-commerce business models typically developed custom transaction processing systems. Businesses that built these systems often faced long development cycles, which delayed their time-to-market. These custom systems often limited functionality and scalability and high ongoing maintenance costs. Recently, online businesses have attempted to address their transaction processing needs by either purchasing or outsourcing discrete systems. Businesses that turn to discrete systems like payment processing are still faced with the need to address other potentially costly and time-consuming transaction processing issues, such as fraud screening, pay processing and customer service. In addition, businesses that purchase discrete systems often discover that these systems cannot scale as their business grows.

As the Internet has become an essential marketplace, businesses are increasingly turning to e-commerce service providers with the expertise and ability to deliver a comprehensive solution that shortens time-to-market and maximizes the value of their investment. These transaction processing solutions should be available at a low initial and overall cost and, at the same time, be scalable to support the growth of the online business. A solution should also allow the business to maintain control over its online content and customer relationships and to integrate new services easily.

Virtualsellers.com can meet this demand by providing businesses either with or without an existing Internet presence with immediately available, customized, secure and complete e-commerce transaction processing capabilities so that these businesses can retail their products and/or services over the Internet. Virtualsellers.com provides a solution which has a low initial cost, is scalable to support a business' growth and which allows the business to maintain control over its online content and customer relationships.

Virtualsellers.com's services offers a significant advantage for businesses the either do not wish to or do not have the resources to spend a large amount of time and money developing and maintaining the ability to process e-commerce transactions and sell their products online. In addition, the Company can help larger businesses with websites keep their focus on the products and services they are selling by taking over the online transaction processing and other related customer services.

     Competition

The market for Virtualsellers.com's services is intensely competitive and subject to rapid technological change. The Company expects competition to intensify in the future. Virtualsellers.com's primary source of competition comes from other developers of systems for e-commerce transaction processing such as Cybersitsce, Clear Commerce, CyberCash, Digital River, Hewlett-Packard (VeriFone), HNC Software, Open Market, PaylinX, ShopNow.com, Signio, iCat, ViaWeb, iBill and Octagon. Each of these companies provides software for e-commerce transaction processing and hosts companies wanting to outsource e-commerce transaction processing. However, each of the companies has its own unique scope of services that it provides. For example, at ViaWeb the client designs the website. ICat sells software but does not exclusively provide a service. In addition, companies (including financial services and credit companies such as First Data Corporation, AT&T and GE Capital), may enter the market for its services. In the future, Virtualsellers.com may also compete with large Internet-centered companies that derive a significant portion of their revenues from e-commerce and may offer, or provide a means for others to offer, e-commerce transaction services.

VirtualSellers.com does not believe that large systems integrators are direct competitors because they provide complete e-commerce systems only to major corporations. VirtualSellers.com targets businesses that cannot afford - in either dollars or time or both - to develop e-commerce capable websites. Some clients will need more complex systems as they grow, and VirtualSellers.com has pursued relationships with systems integrators to pass these clients on in a seamless manner while continuing to receive future revenue streams.

Many of Virtualsellers.com's competitors have longer operating histories, substantially greater financial, technical, marketing or other resources, or greater name recognition than it does. Its competitors may be able to respond more quickly than it can to new or emerging technologies and changes in customer requirements. Competition could seriously impede Virtualsellers.com's ability to sell additional services on terms favourable to it. Its current and potential competitors may develop and market new technologies that render its existing or future services obsolete, unmarketable or less competitive. Virtualsellers.com's current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with other e-commerce transaction service providers, thereby increasing the ability of their services to address the needs of Virtualsellers.com's prospective customers. Virtualsellers.com's current and potential competitors may establish or strengthen co-operative relationships with its current or future channel partners, thereby limiting its ability to sell services through these channels. Competitive pressures could reduce Virtualsellers.com's market share or require the reduction of the prices of its services, either of which could materially and adversely affect its business, results of operations or financial condition.

Virtualsellers.com  competes  on  the  basis  of  certain  factors,  including:

-     system  reliability;

-     product  performance;

-     breadth  of  service  offering;

-     ease  of  implementation;

-     time  to  market;

-     customer  support;  and

-     price.

Virtualsellers.com believes that it presently competes favourably with respect to each of these factors. However, the market for its services is still rapidly evolving, and it may not be able to compete successfully against current and potential future competitors. VirtualSellers.com concentrates on superior customer service and making the e-commerce transaction easy for both the business and the consumer - safe, secure and timely. VirtualSellers.com also provides clients with a toll free telephone number that its customers can use as an alternative method of order entry and to access other customer service features.

     Government  Regulation

Virtualsellers.com is not currently subject to direct regulation by any government agency, other than regulations applicable to businesses generally, and there are currently few laws or regulations directly applicable to access to, or commence on, the Internet. However, due to the increasing popularity and use of the Internet, it is possible that various laws and regulations may be adopted with respect to the Internet, covering issues such as taxation, user privacy, pricing, and characteristics and quality of products and services. In 1998, the United States Congress established the Advisory Committee on Electronic Commerce which is charged with investigating, and making recommendations to Congress regarding, the taxation of sales by means of the Internet. The adoption of any such laws or regulations upon the recommendation of this Advisory Committee or otherwise may decrease the growth of the Internet, which could in turn decrease the demand for Virtualsellers.com's products or services, increase its cost of doing business or otherwise have an adverse effect on its business, prospects, financial condition, or results of operations. Moreover, the applicability to the Internet of existing laws governing issues such as property ownership, libel, and personal privacy is uncertain. Future federal or state legislation or regulation could have a material adverse effect on Virtualsellers.com's business, prospects, financial condition, and results of operations.

The Internet Tax Freedom Act ("ITFA") was enacted in October, 1998 and is effective through October, 2001. The ITFA bars state or local governments from imposing taxes that would subject buyers and sellers of electronic commerce to taxation in multiple states. The ITFA also bars state and local governments from imposing taxes on Internet access through October of 2001. When the ITFA expires or if it is repealed, Internet access and sales across the Internet may be subject to additional taxation by state and local governments, thereby discouraging purchases over the Internet and adversely affecting Virtualseller.com's business.

     Services  Provided  by  Virtualsellers.com

Virtualsellers.com provides a turnkey e-commerce transaction processing service to businesses with existing Internet websites and develops, maintains and hosts e-commerce capable websites for businesses without existing websites. VirtualSellers.com has expanded its e-commerce solutions capacity by establishing a technology facility capable of handling 53 million e-commerce transactions a day. VirtualSellers.com provides this service in a secure environment and handles all aspects of processing orders. VirtualSellers.com charges a fee depending on the services provided and the cost of the item sold.

By taking control of the e-commerce transaction and by receiving payment for the e-commerce transaction from the user directly, Virtualsellers.com has positioned itself to ensure that the user is satisfied with its online purchase and the processing of the transaction. Major criticism has been aimed at the e-commerce industry for lack of customer service and Virtualsellers.com endeavours to complete each e-commerce transaction in a timely manner or provide a refund to the user. Virtualsellers.com has not had a charge back from a credit card transaction in the past year.

While many companies offer partial solutions to businesses that want to sell products and services over the Internet, VirtualSellers.com is one of the few that provides full service, end-to-end e-commerce business solutions. VirtualSellers.com views a business' website as a point-of-sale and attempts to mirror in-store point-of-sale experiences as closely as possible by concentrating its efforts on customer service.

For businesses without existing e-commerce capable Internet websites, VirtualSellers.com can assist companies in designing, building, deploying and managing sophisticated secure e-commerce ready Internet websites that provide these businesses with immediately available, customized, secure and complete e-commerce transaction processing capabilities so that these businesses can retail their products and/or services over the Internet. There are no monthly fees and minimal set-up charges. VirtualSellers.com earns income by charging a percentage of each e-commerce transaction.

VirtualSellers.com allows clients to bypass all the traditional steps to create a secure website. These include the need for software and hardware, Internet access, software programming and website design, and Internet-accepted business banking accounts. In addition, clients will avoid hiring and paying for the labour necessary to learn the systems and process the orders.

For businesses with existing websites, VirtualSellers.com's goal is to provide e-commerce transaction processing service within one hour of successfully completing an extensive screening process. All clients are subsequently monitored to ensure that they have the financial and logistical ability to deliver the products they offer for sale.

VirtualSellers.com has the capability to build, maintain and host an e-commerce capable website and therefore provide businesses with the ability to develop an online selling presence by reducing a business' time to market and allowing the business' existing customers to purchase the business' products or services over the Internet. VirtualSellers.com offers a variety of e-commerce transaction processing services, including:

-     integrated  online  marketing;

- secure real time on-line order processing and clearing, including a proprietary 8-point fraud verification check;

- secure online order billing, payment acceptance and verification, and payment collection;

-     business  banking  account  services;

- shopping cart software which allows consumers to order several items, calculates applicable taxes, totals the order and accepts a credit card as payment;

-     inventory  interface;

-     order  fulfilment  tracking;

-     inventory  tracking;

-     payment  collection;

-     customer  service  support;

-     order  tracking;

-     retention  of  commissions  at  the  point-of-sale;  and

- provision of all the necessary documentation to facilitate product delivery.

VirtualSellers.com  processes  and  clears  orders  in  the  following  manner:

- upon receiving an order, VirtualSellers.com performs an 8-point fraud check;

-     VirtualSellers.com  authenticates  and authorizes the credit card payment;

- VirtualSellers.com deposits the payment, deducts its commission, sends a check and shipping information to the client;

- VirtualSellers.com performs all order processing, customer service and follow-up on orders; and

- VirtualSellers.com sends clients verification of orders for shipment through either email, fax or postal mail. Clients only receive the verified and completed order.

     Technology

VirtualSellers.com can provide clients with complete, end-to-end e-commerce transaction processing systems or provide only specific services in conjunction with clients' existing websites and Internet service providers.

VirtualSellers.com uses its proprietary programming software language, TAME, to deliver these end-to-end e-commerce solutions. For more details on TAME, see the section entitled "TAME (Tag Activated Markup Enhancer)" in Item 1 - Description of Business.

The technology underlying Virtualsellers.com's e-commerce transaction service solutions provides businesses with the following benefits:

- Scalable Solutions. Virtualsellers.com's services allow businesses to deliver consistent quality of service as their transaction volumes grow, and to handle daily and seasonal peak periods. As a result, businesses do not have to expand these areas of their transaction processing infrastructure as their businesses grow.

- Highly Reliable Solutions. Virtualsellers.com's systems are engineered to provide high reliability, and it provides transaction processing 24 hours a day, 7 days a week. In addition, Virtualsellers.com offers its businesses support 24 hours a day, 7 days a week.

- Customer Satisfaction. Because its services enable online businesses to process e-commerce transactions in real-time, businesses can improve their level of customer satisfaction and reduce their support costs by avoiding delayed responses and minimizing the need for follow-up communications. Businesses can also ensure customer satisfaction by utilizing the Company's Call Center services in connection with their e-commerce transaction processing.

     Customers,  Sales  and  Marketing

VirtualSellers.com has been providing e-commerce solutions for three years and has serviced more than 100 companies in both the business-to-business and business-to-consumer markets. VirtualSellers.com's clients include a wide range of businesses and have included the Kansas City Royals, former AFL Kansas City Chiefs football coach Hank Stram, Beanie Babies stuffed toys and various music products.

VirtualSellers.com has found that a vast majority of managers of businesses - as well as entrepreneurs - do not have the time or resources to create and manage a website designed to sell their products in a secure environment. Moreover, many larger corporations continue to outsource this aspect of their e-commerce business in order to keep their focus on products and product development and to minimize incremental costs associated with marketing over the Internet.

These two types of businesses provide VirtualSellers.com with its core market. The Company believes that VirtualSellers.com can use its flexibility to turn potential competitors into partners or clients. To do so, the Company has created the VirtualSellers.com affiliate program, which allows ISPs, website designers, website portal providers and others to partner with the Company both for strategic benefit and financial gain. These affiliates become a valuable source of referrals.

Target customers for Virtualsellers.com's e-commerce transaction services include Internet-centered businesses, including those who have developed custom transaction processing systems and established retailers that have opened online stores to supplement their traditional retail models. Virtualsellers.com reaches these businesses through a sales force as well as through an indirect sales channel that leverages existing sales and marketing infrastructures developed by its affiliates. As of February 29, 2000, Virtualsellers.com had a total of five persons in sales and marketing conducting outbound telemarketing for the e-commerce transaction processing services.

Virtualsellers.com's products and services are marketed through direct and indirect channels. All products and services are also offered directly through its e-commerce capable website "Virutalsellers.com". Virtualsellers.com's efforts in marketing and selling the e-commerce transaction processing services, and the website development, maintenance and hosting services is accomplished through:

-     Virtualsellers.com's  website;

-     direct  sales  by  its  own staff through outbound telemarketing programs;

-     tradeshows;  and

- referrals provided through a marketing agreement with IMC (Internet Marketing Consortium) Cable Print Network Marketing Inc.

     Separate  Financial  Information

Separate financial information for Virtualsellers.com can be found at Note 12 to the Company's consolidated financial statements for the fiscal period ended February 29, 2000.

CallDirect  Operations
----------------------

The Company also operates as a catalogue reseller of telephone-related equipment, as well as products such as multimedia, entertainment, travel, security and computer accessories for offices and homes through its subsidiary Preferred Telemanagement Inc. doing business as CallDirect Enterprises. CallDirect is based in Delta, British Columbia, Canada. The Company uses the Call Center to provide customer service functions for CallDirect and through its website "www.calldirect.com", CallDirect retails its products over the Internet.

     Industry  Overview  and  Competition

The market for customer-premise telecommunications products is highly competitive. CallDirect competes with a variety of traditional dealers, distributors, and retailers, including catalog companies, electronics specialty stores, and office products and computer superstores. A variety of external and internal factors could adversely affect CallDirect's ability to compete. These include the function, performance, price, and reliability of the products offered by CallDirect and its competitors and the effectiveness of the marketing efforts of CallDirect and its competitors. Certain competitors of CallDirect have greater financial, technical, sales, marketing, and other resources than CallDirect. There can be no assurance that CallDirect will compete effectively against existing competitors or new competitors that may enter the market. In addition, while CallDirect currently does not know of any competitor specializing in distributing a broad line of telecommunications products directly to business end users via catalog, outbound telemarketing, and the Internet, there can be no assurance that CallDirect will be able to compete successfully in the future in these direct marketing channels, which may attract new market entrants, or in other channels that CallDirect may enter or that may be developed for telecommunications products for such customers.

     Services  Provided  by  CallDirect

CallDirect is a catalogue reseller of telephone-related equipment as well as products such as multimedia, entertainment, travel, security and computer accessories for offices and homes. CallDirect markets brand name, private label and high quality, leading-edge proprietary products through both its direct response catalogue and its e-commerce capable website. CallDirect currently focuses on selling brand name products but plans to expand its offering of proprietary and private label products under the CallDirect name in order to build brand awareness.

CallDirect continually updates its product line to ensure that customers have access to the latest telecommunications products and services. CallDirect regularly assesses and analyzes the performance of each product and product group to ensure that each marketing dollar is as efficiently spent as possible.

CallDirect's  current  product  line  is  divided into the following categories:

-     headset  products;

-     cordless  telephones;

-     telecom  products;

-     CTI  (computer  telephone  integration)  products;

-     line  switch  products;

-     call  identification  products;

-     office  products;

-     cellular  and  wireless  products;  and

-     miscellaneous  and  accessory  products.

CallDirect also provides transaction processing and limited customer services. The Company plans to use the Call Center mentioned above to expand the customer service functions that CallDirect offers its clients. CallDirect also has several years of credit card clearing experience and has established extensive business banking relationships, which facilitate e-commerce transactions. The Company's experience and relationships will allow the Company to become a e-commerce transaction processing firm in Canada.

     Customers,  Sales  and  Marketing

CallDirect retails its products through its catalogue and over the Internet through its website, "www.calldirect.com".

CallDirect's catalogue and its website are its primary sales tools which are designed to provide all the information necessary for a customer to purchase any of its products. The catalogue includes product description, full-colour photographs, product specifications, prices, as well as information concerning the use and application of telecommunication products. It has an end-use-end orientation and is designed to appeal to both technical and non-technical users. The product copy follows generally accepted direct response principles of presenting user benefits, explaining product features and soliciting orders. The catalogue also features a complete easy to use index, an e-mail address, web address, direct fax number, and a toll-free telephone number.

CallDirect's catalogue has been and will be produced in-house on advanced desktop publishing equipment. Essentially all the text, graphics and photos used in the catalogues are digitized. Use of this equipment for page production will provide CallDirect significant speed and cost savings over traditional catalogue and production methods.

In response to the significant changes in the telecommunications industry following the introduction of e-commerce, an area of opportunity opened up for direct distribution of commercial grade telecommunication products to business end users primarily in small to medium sized businesses including branch offices of large organizations, via the Internet. The market for accessory and add-on products is not well served by the large telecom and interconnect companies because of relatively small dollar volumes.

CallDirect believes that its direct response catalogue and its website will enable it to establish a direct relationship with the end user, especially small home office users. CallDirect believes that its focus of sourcing out new and innovative products that are not available (or are available on a limited basis) through the standard telecom channels allows it to remove a lot of the cost presently associated with large conglomerates. CallDirect will typically be able to offer products to end users on a more cost effective basis.

CallDirect  plans  to  continue  to  realize  sales  growth  by:

- acquiring new customers through increased catalogue circulation and via its website;

- stimulating repeat purchases from new and existing customers via e-mail broadcasts;

- supplementing catalogue mailing, links and banners with outbound telemarketing to target potentially high volume key accounts; and

- working with the larger inter-connect companies that are more involved with selling large switches and key systems and not involved in the accessories to these telephone users.

Increasing the number of prospective customers can also be achieved by accessing customer lists that have been developed by other major business-to-business direct marketers. CallDirect has an opportunity to significantly increase the number of its active customers who have a proven tract record of purchasing both through catalogues and over the Internet. CallDirect's strategy also parallels its belief that it can successfully encourage its customers to make repeat purchases by constantly updating its product line with innovative technology (e-commerce) and by providing excellent customer service and care.

CallDirect's target customer is a telephone intensive person. These customers are typically found in small to medium size businesses, including branch offices of large organizations, that are heavily dependent on telecommunications. Direct marketing to this target customer offers the customer superior purchasing convenience, access to technical knowledge and support, and a wider selection of products than those which are offered through competing distribution channels. CallDirect also believes that it can stimulate repeat purchases from existing customers through efficient database management. CallDirect is developing a proprietary in-house customer list which identifies the type of customer, purchasing agent, administrator or potential buyer, to allow it to effectively target its marketing efforts. Based on the size of active customer lists that have been developed by major business-to-business marketers, there is an opportunity to significantly expand an active list of customers. CallDirect is continuously acquiring new customers by mailing catalogues to prospective customers. Good database management enables CallDirect to target specific customers.

The Company has obtained potential customer names through the rental of selected mailing lists which include the names of business buyers from non-competing catalogues, subscribers to business publications, and members of trade associations. CallDirect also rents selected consumer lists of individuals whose demographic profiles match those of existing customers. CallDirect is typically allowed to use names from a rented list only once, unless the customer responds to CallDirect's catalogue, in which case the name may be added to CallDirect's in-house list.

CallDirect believes that direct marketing is the most cost effective way to market its telecommunication products to its telecommunication customers, and that this marketing channel gives it a distinct advantage over its competition versus other channels of distribution.

CallDirect believes that prompt and courteous service is critical in encouraging customers to make repeat purchases. The object of CallDirect's customer care organization, which will be responsible for in-bound sales, technical support and training, is to set the standard in an industry that other companies, should they decide to enter this marketplace, will find very difficult to match.

Over the last three years, CallDirect has built an extensive database of more than 40,000 small home businesses and medium to large businesses including all levels of government. CallDirect uses this database as a prime marketing tool. This comprehensive database, which stores information on both customers and their purchasing history, is used to identify high volume and potentially high volume customers. To maximize sales opportunities offered by these customers, CallDirect has initiated a Key Account Program designed to provide these high volume customers with special pricing and service agreements.

CallDirect intends to produce three direct response catalogues per year but constantly reviews catalogues and response rates and compares the product offerings to be included in the catalogue with its online business in order to maximize the efficiency and profitability of the catalogues. The periodic upgrading of the catalogue with the information collected from the sales from its e-commerce website enables CallDirect to quickly adjust to changing market conditions.

CallDirect's e-commerce capabilities enable it to test new products quickly without waiting the normal 8 to 12 weeks between catalogue offerings. In addition, prices can be updated daily or as required. This enables CallDirect to get new products into the marketplace quickly and easily.

Separate  Financial  Information

Separate financial information for CallDirect's operations can be found at Note 12 to the Company's consolidated financial statements for the fiscal period ended February 29, 2000.

TAME  (Tag  Activated  Markup  Enhancer)
----------------------------------------

The Company owns an application computer system known as Goldpaint Shopping Cart and the operating system software known as TAME (Tag Activated Markup Enchancer).

     Industry  Overview  and  Competition

The Internet has experienced dramatic growth, both in terms of the number of users and as a means of conducting business transactions, and is expected to continue to grow rapidly. International Data Corporation estimates that the number of Internet users will increase from 196 million in 1999 to 502 million in 2003. The emergence of the Internet has enabled new online business models and spurred the development and deployment of Web applications to facilitate business interactions that were not practical to address with traditional computing systems. This public infrastructure enables companies to market and sell their products and services to customers through e-business applications as well as to forge closer ties with their partners and suppliers.

As the number of companies conducting business online has increased, the Internet has become a highly competitive business environment and has in turn energized the entire business world. A growing number of companies are building Web applications that perform a combination of marketing, sales and operational functions. The Internet promotes competition in markets and makes it easy for customers to locate and transact business with competitive vendors. As a result, companies are seeking to differentiate themselves from competitors by developing increasingly sophisticated websites and Internet applications to attract and retain customers. Online businesses are looking for innovative technology solutions that enable them to deliver products and information targeted to their customers' interests and that enable them to provide a higher level of customer service. More broadly, this heightened competition is raising the importance of technology in increasing business efficiency. Companies are increasingly looking to Internet technology to help them manage their supplier and distributor networks more effectively -- by automating inter- and intra-company business processes and integrating diverse systems where key information is managed and where key business transactions reside.

Combined, these factors have created demand for comprehensive software platforms that can enable businesses to execute on their key Internet business initiatives quickly and reliably. Such a platform includes software platforms that allow integration and movement of data between existing software applications systems of different businesses across the Internet, as well as productive tools that enable both developers and business users to participate in the construction, maintenance and management of online businesses. TAME provides that solution.

The Web application products market is intensely competitive, subject to rapid change and significantly affected by new product introductions and other activities of market participants. Primary competitors in the market include Microsoft and its software Java and Javascript. As the size and visibility of the market opportunity increases, the Company believes that additional competitors may enter the market with competing products. Increased competition could result in pricing pressures, reduced margins or the failure of TAME to achieve or maintain market acceptance, any of which could have a materially adverse effect on the Company's business, operating results and financial condition. Many of the Company's current and potential competitors have longer operating histories and substantially greater financial, technical, marketing and other resources than it does. Therefore, they may be able to respond more quickly to new or changing opportunities, technologies, standards or customer requirements. Many of these competitors also have broader and more established distribution channels that may be used to deliver competing products directly to customers through bundling or other means. If competitors were to bundle competing products with their products, the demand for TAME might be substantially reduced and the Company's ability to distribute its products successfully would be substantially diminished.

Competitive  factors  in  the  Web  application  products  market  include:

-     the  quality  and  reliability  of  software;

-     cost  per  user;

-     application  server  scalability,  availability  and  performance;

-     productivity  features  for  creating,  editing  and  adapting  content;

-     ease  of  use  and  interactive  user  features;

-     compatibility  with  the  user's existing network components and software;

-     systems;  and

- interoperability with emerging Internet standards such as XML, Java, and HTML.

     TAME  Software

The  TAME  Interpretative  Programming  Language

TAME is a platform independent, server side, interpretative programming language that is compatible with Unix, Linux, Microsoft Windows NT and virtually every major operating system. The scope and functionality of the language can be compared to Java, Javascript, or Visual Basic. In addition, TAME can work side by side with any of these programming languages.

TAME also has full compatibility with XML (eXtensible Markup Language), the website programming language that has quickly become the de facto standard for electronic business information. XML is easy to learn, easily extensible to support new data attributes and flexible enough to represent any information.

Unlike  many  competing  software  programs  that  use HyperText Markup Language
(HTML), TAME's XML compatibility allows its users to develop, build and modify their websites regardless of their existing programming language, operating system, server system or Internet browser. TAME acts like glue, creating a layer between users and the systems they must interact with and binds them together.

TAME has achieved acceptance into the EMC Proven Program. Acceptance into the EMC Proven Program indicates that VirtualSellers.com's IT infrastructure has passed a rigorous review of its ability to support the operational needs of an Internet-based business or service and has the enterprise storage resources necessary to operate at peak efficiency, adapt to a constantly changing business climate and easily mange Internet-driver growth. EMC Proven E-Infostructure Program benefits give VirtualSellers.com the right to display the EMC Proven E-Infostructure logo in its printed and electronic media, allowing it to add value and market differentiation in the products and services it offers customers. In addition, VirtualSellers.com will be included in a number of EMC-driven marketing initiatives. Such acceptance will allow the Company to benefit from EMC's vendor network in generating sales for both TAME and Virtualsellers.com.

The Company uses TAME to provide its transaction processing clients a quick, easy and seamless way to establish a presence on the Internet, and as the key facilitator for e-commerce solutions. With the software, a business can quickly, easily and seamlessly launch a new website, upgrade an existing one, add leading-edge shopping cart technology to a website, or add new services for its own customers. For those companies that already have websites, TAME gives them the opportunity to remain on the cutting edge of Internet technology without having to continuously invest in new software and hardware.

In addition to using TAME for its clients, the Company operates a high technology laboratory in the Chicago area that serves as the testing ground for TAME - both in terms of upgrading the software to keep pace with technology changes and to test new applications for clients. Through the operation of the lab, the Company ensures that new versions of and new applications for TAME are market-ready and real world tested.

Through its use of TAME, the Company and its development partners can deliver end-to-end e-business solutions based on an open, scalable architecture provided by the TAME development environment. This ability ensures that clients' existing business processes, intelligence and technology can be easily Web-enabled and integrated to support new online and offline business initiatives.

If, for example, a client decides to move to a different operating system, TAME can be installed and the applications can be seamlessly moved to their new home. TAME-enabled Web services link sites and applications together to perform functions that individual components alone are not able to perform.

TAME  has  many  benefits  and  competitive  advantages:

- Platform Independence. TAME is compatible with Unix, Linux, Microsoft Windows NT and virtually every other major computer operating system which simplifies Web and enterprise infrastructure development over clients' existing architectures.

- Flexibility. TAME enables applications to communicate with each other within the Web's infrastructure, and more importantly provides a framework for connecting websites and applications to create dynamic TAME-enabled Internet services.

- Ease of Use. TAME is quick and easy to learn and dramatically reduces coding time compared to other competing software languages.

- Reduction of Bandwidth Requirements. Because TAME processes data requests at the server side, only formatted data results are sent to the user's browser. In order to display a data-driven Internet web page, the browser must receive formatting information to control how the pages look. This savings in file size translates directly to savings in bandwidth. The less data being sent, the less bandwidth an application will require.

- Faster Loading. For users connected to the Internet via modems, TAME means dramatically faster loading of pages and for businesses hosting websites on dedicated (and expensive) Internet connections, it means lowered connection costs.

- TAME is XML-Enabled. Recently introduced, XML (extensible Markup Language) is acclaimed as the new standard in data sharing via the Internet. This technology breakthrough is also believed to be the replacement for current electronic data interchange (EDI) technology that many companies use for business-to-business transactions. Because XML is embedded in TAME, the time required to develop website tags is greatly reduced. TAME can access many dissimilar databases from different operating systems and provide a common interface to display the data. TAME includes a dynamic Internet web page engine and provides Internet access to databases, giving developers the ability to easily create solutions that can be deployed on all major operating systems and server environments, resolving common problems associated with many of today's non-XML Internet browsers.

- Browser Compatibility. Whereas most XML solutions require specific Internet browsers (such as MSIE 5.0), TAME XML will function on nearly all browsers, including lower versions of Netscape Navigator, MSIE, OPERA and AOL's proprietary browsers. This browser compatibility is a key advantage to TAME because industry standards for XML are still in their infancy. By not basing an XML strategy in loosely defined standards, TAME will be able to grow with the industry and in fact help drive that growth.

The  TAME  Shopping  Cart

Much has been made recently about Internet shopping carts and the software that supports them. Shopping carts in general collect information about an online shopping session so orders can be calculated and managed. While simple shopping cart solutions stop there, more complex systems interface with other elements of the transaction process such as databases, inventory control systems, payment verification systems and accounting systems. These systems together make up the buying and selling process.

As it exists now, the TAME shopping cart can work fluidly as an XML solution, meaning that as XML becomes standardized, applications using TAME can adapt to the standards or create their own XML standards for a particular task. Because it uses XML, the TAME shopping cart is superior to other similar solutions available today because of its operating system compatibility, speed, development time and browser compatibility. Unlike many existing shopping cart programs, TAME XML-enabled systems can be deployed on virtually all operating system platforms.

     Customers,  Sales  and  Marketing

The Company markets and sells TAME to businesses using a combination of direct and indirect distribution channels, including the following:

-     direct  sales by its own staff through its outbound telemarketing program;

-     sales  through  its  website  -  www.tameable.com;

-     sales  through  industry  trade  shows  like  COMDEX;  and

-     sales  through  reselling  agreements  with  companies  like  RedHat  Inc.

The Company intends to market and sell TAME using the following direct and indirect distribution channels:

-     sales  through  strategic  relationships  with  hardware  vendors;

- direct sales to application service providers who in turn sell to their customers;

- direct sales to internet and other service providers who provide website development and e-commerce solutions;

-     agents  who  develop  or  resell  integrated  solutions;

- organizations that use TAME to create websites and Web applications with electronic commerce, content management and personalization capabilities for Internet, intranet and extranet use; and

- sponsorship of seminars for potential customers and promoting special events.

The Company's website allows visitors to download, evaluate and purchase TAME. Electronic distribution provides the Company with a low-cost, globally accessible, 24-hour sales distribution channel. To date, many copies of an evaluation version of TAME have been downloaded from the Company's website.

The Company continues to develop market awareness of the "TAME" brand. The Company's branding strategy includes participating in trade shows and conferences, promoting special events and advertising its products and services in print and electronic media.

One example of a website built with TAME is www.webshoppersclub.com, a website that provides data in 13 languages and uses 24 currencies. Rather than replicating the same site in multiple languages, TAME allows the user to specify the parameters of the information desired such as language, currency or products, and then retrieves the data and delivers it. The result is an application that dynamically gathers, translates and displays information on the fly rather than accessing an existing page or converting existing content to fit the request.

Intellectual  Property
----------------------

The Company's success is dependent upon its proprietary technology and other intellectual property and on its ability to protect its proprietary technology and other intellectual property rights. In addition, the Company must conduct its operations without infringing on the proprietary rights of third parties. The Company also intends to rely upon unpatented trade secrets and the know-how and expertise of its employees. To protect its proprietary technology and other intellectual property, the Company relies primarily on a combination of the protections provided by applicable copyright, trademark, and trade secret laws, as well as on confidentiality procedures and licensing arrangements.

The Company has one patent application pending with the United States Patent and Trademark Office for its TAME software system and method. The Company also has trademark applications pending with the United States Patent and Trademark Office for "Virtualsellers.com", "TAME", "If you don't care about e-commerce, that's your business. If you do that's our business." and Virtualsellers.com and Tiger (Tame) logos. Although the Company believes that it has taken appropriate steps to protect its unpatented proprietary rights, including its requirement that its employees and third parties who are granted access to its proprietary technology enter into confidentiality agreements, there can be no assurance that these measures will be sufficient to protect its rights against third parties. Others may independently develop or otherwise acquire unpatented technologies or products similar or superior to the Company's technologies or products.

The Company licenses certain software and Internet tools from third parties that it includes in its services and products. If any of these licenses were terminated, the Company could be required to seek licenses for similar software and Internet tools from other third parties or develop these tools internally. The Company may be unable to obtain such licenses or develop such tools in a timely fashion, on acceptable terms, or at all.

Companies participating in the software and Internet technology industries are frequently involved in disputes relating to intellectual property. In the future, the Company may be required to defend its intellectual property rights against infringement, duplication, discovery, and misappropriation by third parties or defend against third-party claims of infringement. Likewise, disputes may arise in the future with respect to ownership of technology developed by employees who were previously employed by other companies. Any such litigation or disputes could result in substantial costs to, and a diversion of effort by, the Company. An adverse determination could subject the Company to significant liabilities to third parties, require that it seek licenses from, or pay royalties to, third parties, or require it to develop appropriate alternative technology. Some or all of these licenses may not be available to the Company on acceptable terms or at all, and the Company may be unable to develop alternate technology at an acceptable price or at all. Any of these events could have a materially adverse effect on its business, prospects, financial condition, and results of operations.

RISK  FACTORS

Much of the information included in this Annual Report on Form 10-K includes or is based upon estimates, projections or other "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are subject to the "safe harbor" created by those sections. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect the Company's current judgment regarding the direction of its business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. The Company undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Such estimates, projections or other "forward-looking statements" involve various risks and uncertainties as outlined below. The Company cautions the readers that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward-looking statements". Readers should carefully consider the following factors in evaluating the Company, its business and any investment in the Company.

HISTORY  OF  LOSSES

The Company has incurred substantial net losses and has a substantial net operating loss carryover. These losses were mainly incurred in operations which the Company no longer operates. The Company has incurred losses since entering the alternate long distance telecommunications business and has continued to lose money during the transition to becoming a transaction processing/customer service company. For the fiscal year ended February 29, 2000, the Company incurred losses of $4,693,230. The Company projects that it will continue to incur losses for the period ending February 28, 2001, but should be at a positive monthly run rate after that time. While the Company feels confident that it can secure additional funds through private placement financing and successfully carry out its business plan, there can be no assurance that the Company will accomplish these tasks and achieve profitability.

LACK  OF  HISTORY  OF  THE  INTERNET  AND  E-COMMERCE

Due to the lack of history regarding both Internet business and e-commerce transaction processing, there is little information on which to base projections of future profitability. Consideration should be given to risks inherent to start up businesses and the volatility of emerging technology. The Company's viability will depend on its ability to anticipate changes in e-commerce technology and avoid the pitfalls associated with new businesses. If the Company is not successful in addressing these risks, its business will likely be adversely affected.

DEPENDENCE  UPON  KEY  CUSTOMERS

The Company's Call Center is dependent upon a limited number of customers for a substantial portion of its revenues. The loss of any of these customers would have a significant, materially adverse impact upon the Call Center's revenues and prospects for profits but would not significantly impact the Company's working capital, liquidity or the long term prospects. Each customer accounted for no more than 25% of the Call Center's total revenue for the year ended February 29, 2000. Although the Company expects to expand its customer base, there can be no assurance that the Company will be successful and, if the customer base is expanded, that the Company will be able to retain its existing customers. Furthermore, an unexpected decline in sales to any of such customers could have a materially adverse effect upon the Company. In addition, there are no firm contracts governing the Company's relationship with any of its Call Center customers. Accordingly, such business relationships could be terminated or curtailed at any time. The lack of firm contracts between the Company and its customers could have a materially adverse impact on the Company's revenue.

The Company's e-commerce business is estimated to produce 80% to 90% of the Company's continuing revenue. While several of Virtualsellers.com's clients may produce substantial sales, none will account for more than 5% of Virtualsellers.com's total revenue. The remaining revenues will be generated from the Call Center and CallDirect operations. As with the Call Center, an unexpected decline in sales to any of its e-commerce customers could have a materially adverse effect upon the Company. In addition, all sales of services to VirtualSellers.com's clients are based on short-term contracts, usually 12-months, and as a result such relationships could be terminated before their expiry or expire. This could have a materially adverse impact on the Company's revenue.

COMPETITION

Many of the Company's competitors in both the call center and e-commerce business segments are substantially larger than the Company and have significantly greater financial resources and marketing capabilities than the Company, together with better name recognition. It is also possible that new competitors may emerge and acquire significant market share in each or either of these markets. Competitors with superior resources and capabilities may be able to utilize such advantages to market their products and services better, faster and/or cheaper than the Company. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could have a materially adverse effect upon the Company's business, results of operations and financial condition. In addition, there can be no assurance that the Company will be able to compete successfully against its present or future competitors in each or either of these markets.

The telecommunications and Internet markets are both very competitive. The Company will compete directly with companies providing similar products and services which may have certain commercial advantages. The Company's ability to compete successfully will require it to develop and maintain technologically advanced products and services, attract and retain highly qualified personnel, obtain a significant customer base using its e-commerce transaction processing services and its Call Center services, whether alone or with third parties. There can be no assurance that the Company will be able to achieve these objectives. Failure to do so would have a materially adverse effect on the Company's business, operating results and financial condition. Furthermore, the Company's potential products and services, if successfully developed, will compete directly with other existing and subsequently developed products using competing technologies. There can be no assurance that the Company's competitors will not succeed in developing or marketing technologies and products that are more effective and commercially desirable than those developed or marketed by the Company or that would render the Company's technology and products non-competitive. Failure of the Company's potential products to compete successfully with products using competing technologies will have a materially adverse effect on the Company's business, operating results and financial condition.

The Company has entered an industry that is in its infancy. Competition comes in several forms. There are traditional companies that sell hardware and software; there are design companies that develop e-commerce solutions for business; and there are on-line malls that house a multitude of websites for various businesses. In general, these are not direct competitors in that they do not supply complete e-commerce transaction development and processing services.

The closest direct competition to the services provided by the Company comes from iCat, ViaWeb, iBill and Octagon. Each of these companies provides software for e-commerce transaction processing and hosts companies wanting to outsource the e-commerce portion of their websites. However, many of these companies do not provide the back-office services, business services, customer service, order tracking, or technical services. The Company has chosen to concentrate on superior service and making the e-commerce transaction itself easy for the client and their customers - safe, secure and timely. The Company's competitive advantage is derived from the fact that it provides a complete e-commerce solution/service to these businesses.

The market for customer-premise telecommunications products is highly competitive. CallDirect competes with a variety of traditional dealers and retailers, including catalog companies, electronics specialty stores, office products and computer superstores. A variety of external and internal factors could effect its ability to compete, including:

- the function, performance, price and reliability of the products offered by CallDirect and its competitors;

-     the  timing  and  success of CallDirect and its competitors' new products;

-     development  efforts;  and

-     the  effectiveness  of  CallDirect and its competitors' marketing efforts.

Certain of CallDirect's competitors have greater financial, technical, sales, marketing, and other resources than its has. CallDirect may not be able to compete effectively against existing competitors or against new competitors that may enter the market. In addition, while CallDirect currently does not know of any competitor specializing in distributing a broad line of telecommunications products directly to business end users via catalog, outbound telemarketing and the Internet, it may not be able to compete successfully in the future in these direct marketing channels, which may attract new market entrants, or in other channels that CallDirect may enter or that may be developed for the sale of telecommunications products.

COSTS  OF  CATALOG  MAILING,  PAPER,  AND  PRINTING  MAY  INCREASE.

Increases in postal rates and paper and printing costs increase the cost of catalog mailings. An increase in postal rates or higher than anticipated paper and printing costs could harm the Company's financial position and results of operations to the extent that it is unable to pass such increase directly on to customers by raising prices or offset such increase by implementing more efficient printing, mailing and delivery systems.

THE  COMPANY  FACES  GOVERNMENT  REGULATIONS  RELATING  TO  MAILING  LISTS.

The Company is seeking to expand its in-house list of customers and potential customers by continually renting appropriate mailing lists and sending its catalogs to prospects obtained from these lists. In the event that the federal or state governments enact privacy legislation resulting in the increased regulation of mailing lists, the Company may be unable to enhance and expand its customer list for CallDirect. In such event, the Company could also experience increased costs in complying with potentially burdensome regulations concerning the solicitation of consents to keep or add customer names to its mailing lists.

DEPENDENCE  UPON  KEY  PERSONNEL

The loss of the services of any of the Company's management and other key employees, for any reason, may have a materially adverse effect on the prospects of the Company. The Company has entered into a month-to-month employment agreement with Dennis Sinclair, the President and CEO of the Company. As such, there is nothing preventing Dr. Sinclair from terminating his employment with the Company at any time. Although the Company believes that the loss of Dr. Sinclair will not have a materially adverse impact upon the Company, there can be no assurance in this regard, nor any assurance that the Company will be able to find a suitable replacement for Dr. Sinclair. Furthermore, the Company does not maintain "key man" life insurance on the lives of Dr. Sinclair or any other officers of the Company. To the extent that the services of any key employee of the Company become unavailable, the Company will be required to retain other qualified persons; however, there can be no assurance that it will be able to employ qualified persons upon acceptable terms.

The Company's business is labour intensive and places significant importance on its ability to recruit and retain technical and professional personnel. The success of the Company is therefore dependent upon its ability to identify, hire and retain additional qualified personnel, for whose services the Company will be in competition with other prospective employers, many of which may have significantly greater resources than the Company. Additionally, demand for qualified personnel conversant with certain technologies is intense and may outstrip supply as new and additional skills are required to keep pace with evolving computer technology. There can be no assurance that the Company will be able to hire and, if so, retain such additional qualified personnel. Failure to attract and retain such personnel could have a materially adverse effect upon the Company.

RELIANCE  UPON  TECHNOLOGY  AND  COMPUTER  SYSTEMS

The Company's Call Center and transaction processing systems utilize sophisticated and specialized telecommunications, network and computer technology, and have focused on the application of these technologies to meet its clients' needs. The Company anticipates that it will be necessary to continue to invest in and develop new and enhanced technology on a timely basis to maintain its competitiveness. Significant capital expenditures may be required to keep its technology up to date. Investments in technology and future investments in upgrades and enhancements to software for such technology may not necessarily maintain the Company's competitiveness. The Company's future success will also depend in part on its ability to anticipate and develop information technology solutions which keep pace with evolving industry standards and changing client demands.

In addition, the Company's business is highly dependent upon its computer and telephone equipment and software systems, and the temporary or permanent loss of such equipment or systems, through casualty, operating malfunction or otherwise, could have a materially adverse effect upon the Company. The Company's business systems depend on the smooth operation of computer systems that may be affected by circumstances beyond its control. Events that could cause system interruptions are:

-     fire;
-     earthquake;
-     hurricane;
-     power  loss;
-     telecommunications  failure;  and/or
-     unauthorized  entry  or  other  events.

The Company has experienced growing transaction volumes that have occasionally exceeded its ability to process them. There is a possibility that its existing systems may be inadequate if demand increases substantially. Finally, although the Company backs up data as a matter of course, and takes other measures to protect against loss, there is still a certain degree of risk of such losses. A system outage or data loss could adversely affect its business.

Despite the security measures the Company maintains, its systems may be vulnerable to computer viruses, hackers, rogue employees or similar sources of disruption. Any interruptions in its operations could have a materially adverse effect on its business. Any problem of this nature could result in significant liability to customers or financial institutions and may deter potential customers from using its services. The Company attempts to limit this sort of liability through back-up systems, contractual provisions and insurance. However, there is no assurance that these contractual limitations would be enforceable, or that the Company's insurance coverage would be adequate to cover potential liabilities.

SOFTWARE  DEFECTS  OR  DELAYS  IN  PRODUCT  DEVELOPMENT

Internet applications are complex and rely on sophisticated software, technologically advanced hardware, and the integration of often-incompatible operating systems. For these reasons, system development often encounters developmental delays. Software may contain undetected errors. Systematic failure may occur when revisions are brought on line or when demand for services increases. The Company may experience unanticipated delays in the development of software or implementation on systems underlying its services. Despite testing by potential customers and the Company, it is possible that its software may nevertheless contain errors, and this could have an adverse effect on its business.

DEPENDENCE  UPON  TREND  TOWARD  OUTSOURCING

The Company's Call Center and e-commerce businesses and growth depend in large part on the industry trend toward outsourcing information technology and administrative services. There can be no assurance that this trend will continue, as organizations may elect to perform such services in-house. The Company intends to alleviate its dependence upon any one revenue stream by expanding its business operations vertically and horizontally. Nevertheless, a significant change in the direction of this trend toward outsourcing could have a material adverse effect on the Company.

RISK  OF  EMERGENCY  INTERRUPTION  OF  CALL  CENTER  AND  NETWORK  OPERATIONS

The Company's operations are dependent upon its ability to protect its Call Center, its e-commerce business and its information databases against damage that may be caused by fire, power failure, telecommunications failures, unauthorized intrusion, computer viruses and other emergencies. The Company has taken precautions to protect itself and its customers from events that could interrupt delivery of the Company's services. These precautions include off-site storage of backup data, fire protection and physical security systems, backup power generators and a disaster recovery plan. The Company also maintains business interruption insurance in amounts the Company considers adequate. Notwithstanding such precautions, there can be no assurance that a fire, natural disaster, human error, equipment malfunction or inadequacy, or other event will not occur.

Similar precautions have been implemented with the development of the network and telecommunication systems for the e-commerce transaction processing business. Duplication has been built into the networks by having redundant equipment maintained onsite. Back-up generators and power protection systems have been installed to ensure continuous operations and firewalls have been installed to ensure system integrity and safety. Duplicate providers of bandwidth have been chosen to ensure that connectivity will be uninterrupted. All of this ensures that customers and vendors will have continuous service to the e-commerce systems, barring a complete interruption of the telecommunications and power infrastructures. Notwithstanding such precautions, there can be no assurance that a fire, natural disaster, human error, equipment malfunction or inadequacy, or other event will not occur.

UNCERTAIN  ABILITY  TO  MANAGE  GROWTH

The Company's ability to achieve its planned growth is dependent upon a number of factors including, but not limited to, its ability to hire, train and assimilate management and other employees, the adequacy of the Company's financial resources, the Company's ability to identify and efficiently provide and perform such new products and services as the Company's customers may require in the future and its ability to adapt its own systems to accommodate its expanded operations. In addition, there can be no assurance that the Company will be able to achieve its planned expansion or that it will be able to manage successfully such expanded operations. Failure to manage anticipated growth effectively and efficiently could have a materially adverse effect on the Company.

IMPLEMENTATION  OF  ACQUISITION  STRATEGY

Although the Company has recently completed the acquisition of the Call Center, VirtualSellers.com and CallDirect, it intends to pursue other acquisitions. There can be no assurance that the Company will be able to consummate or, if consummated, successfully integrate the operations and management of future acquisitions. Acquisitions involve significant risks which could have a materially adverse effect on the Company, including: (i) diversion of management's attention to the assimilation of the business to be acquired; (ii) the risk that the acquired business will fail to maintain the quality of services that the Company has historically provided; (iii) the need to implement financial and other systems and add management resources; (iv) the risk that key employees of the acquired business will leave after the acquisition; (v) potential liabilities of the acquired business; (vi) unforeseen difficulties in the acquired operations; (vii) adverse short-term effects on the Company's operating results; (viii) lack of success in assimilating or integrating the operations of acquired businesses with those of the Company; (ix) the dilutive effect of the issuance of additional equity securities; (x) the incurrence of additional debt; and (xi) the amortization of goodwill and other intangible assets involved in any acquisitions that are accounted for using the purchase method of accounting. There can be no assurance that the Company will successfully implement its acquisition strategy. Furthermore, there can be no assurance that any acquisition will achieve levels of revenue and profitability or otherwise perform as expected, or be consummated on acceptable terms to enhance shareholder value. The Company, however, continues to monitor acquisition opportunities.

RAPID  TECHNOLOGICAL  CHANGE

The future success of the Company will depend in large part upon its ability to keep pace with technology. Rapid changes have occurred, and are likely to continue to occur. There can be no assurance that the Company's development efforts will not be rendered obsolete by research efforts and technological advances made by others. The market for information technology services is characterized by rapid technological advances, frequent new product introductions and enhancements, and changes in customer requirements. Although the Company believes that the Call Center and e-commerce business are sufficient for the present, the Company believes that its future success will depend in large part on its ability to service new products, platforms and rapidly changing technology. These factors will require the Company to provide adequately trained personnel to address the increasingly sophisticated, complex and evolving needs of its customers. The Company's ability to capitalize on future acquisitions in the Call Center and e-commerce industries will depend on its ability to (i) enhance its software and successfully integrate such software into the Company's technical product support services, (ii) adapt such software to new hardware and operating system requirements and (iii) develop new software products in an industry characterized by increasingly rapid product and technological obsolescence. Any failure by the Company to anticipate or respond rapidly to technological advances, new products and enhancements, or changes in customer requirements could have a materially adverse effect on the Company.

LIMITED  SALES  FORCE  AND  NEW  DISTRIBUTION  CHANNELS

The Company has only a limited number of sales and marketing employees and, therefore, it relies heavily on distribution channels for sales of its products. Because of the rapidly evolving nature of Internet business, the Company is not certain that established distribution channels for its products and services will be an adequate network for it to achieve its goals, or that it will be able to develop alternative channels.

THE  COMPANY'S  QUARTERLY  OPERATING  RESULTS  ARE  LIKELY  TO  FLUCTUATE.

The Company has experienced and will continue to experience quarterly variations in net sales and net income as a result of many factors, including the following:

-     the  number  and  timing  of  catalog  mailings;

-     catalog  response  rates;

-     product  mix;

-     the  level  of  selling,  general  and  administrative  expenses;

-     the  timing  and  level  of  product  development  expenses;  and

- the timing and success of the Company's and its competitors' new product introductions.

The Company plans its operating expenditures based on sales forecasts. If the Company's net sales are below its expectations in any given quarter, its operating results will suffer. Due to the foregoing factors, in some future quarter the Company's operating results may be below the expectations of public market analysts and investors. In such event, the price of the Company's common shares would likely suffer.

THE  COMPANY  NEEDS  TO  DEVELOP  NEW  PRODUCTS  SUCCESSFULLY.

The market for telecommunications products is generally characterized by rapidly changing technology that can render existing products obsolete and unmarketable.

The Company believes its current and future success of CallDirect will depend on its ability to identify, develop, or source and successfully introduce and market, in a timely manner, enhancements to its existing products and new products that respond effectively to technological change. To accomplish this, the Company intends to consult with its direct customer contacts and use its product development capabilities. The Company has experienced delays in the past in introducing certain of its products and could encounter similar technical difficulties in the future that could result in delayed product introductions or expensive recalls. The Company may not successfully anticipate technological changes or select and develop new and enhanced products on a timely basis. In addition, if the Company is able to develop or source any products, these products may not gain market acceptance.

MOST  OF  THE  COMPANY'S  AGREEMENTS  ARE  SHORT  TERM

The standard customer agreement for both customers of the Call Center and of Virtualsellers.com are short-term and can be terminated without cause by either party. The Company expects that there will be terminations and non-renewals from time to time and that it may not be able to replace all of these clients. The Company's financial performance could be damaged by a significant number of terminations or non-renewals.

THE COMPANY IS DEPENDANT ON THE GROWTH OF THE INTERNET AS A COMMUNICATION MEDIUM AND AS A VEHICLE FOR COMMERCE

Use of the Internet by businesses and consumers as a medium for commerce is at an early stage of development. It is therefore subject to uncertainty. E-commerce is a relatively recent development. The Company cannot be certain that acceptance and use of the Internet will continue to develop or that a sufficiently broad base of businesses and consumers will adopt, and continue to use, the Internet to exchange goods and services.

The development of the Internet as a commercial marketplace may occur more slowly than anticipated. Factors influencing its growth include development of the necessary network infrastructure and associated technologies. Delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity could also have a detrimental effect. These factors could result in slower response times or adversely affect usage of the Internet, resulting in lower numbers of e-commerce transactions and decreased demand for its services.

INTERNET  TECHNOLOGY  IS  RAPIDLY  CHANGING

The market for Internet products and services is in a constant state of flux, characterized by rapid technological developments and changing industry standards. New products are introduced constantly as bandwidth becomes cheaper. As Internet access becomes more widely available, the Company may be required to make significant changes to the design and content of its products and services. Failure to effectively adapt to these or any other technological developments could adversely affect the Company's business, operating results and financial condition.

PROTECTION  OF  TRADENAMES  AND  DOMAIN  NAMES  AGAINST  ALL  INFRINGERS

The Company currently holds the Internet domain name "virtualsellers.com" as well as various other related names, and it uses "VirtualSellers" and "TAME" as tradenames. Domain names generally are regulated by Internet regulatory bodies and are subject to change and may be superseded, in some cases, by the laws, rules and regulations governing the registration of tradenames and trademarks with the United States Patent and Trademark Office and certain other common law rights. In the event, the domain registrars are changed, new ones are created or the Company is deemed to be infringing upon another's tradename or trademark, it could be unable to prevent third parties from acquiring or using, as the case may be, its domain name, tradenames or trademarks which could adversely affect its brand name and other proprietary rights.

THE  COMPANY  FACES  RISKS  ASSOCIATED  WITH  INTELLECTUAL  PROPERTY  RIGHTS

The Company relies on a combination of patent, copyright, trademark and trade secret laws, and contractual provisions to protect its proprietary rights in its products and services. As part of its confidentiality procedures, the Company generally enters into non-disclosure agreements with its employees, contractors, consultants, distributors, and corporate partners, and limits access to and distribution of its software, documentation, and other proprietary information. Despite these precautions, a third party may possibly copy or otherwise obtain and use its products or technology independently. In addition, effective protection of intellectual property rights may be unavailable or limited in certain foreign countries.

No material claims are currently pending regarding the infringement of the proprietary rights of third parties by the Company's products, trademarks, or other proprietary rights. However, the Company may receive, in the future, communications from third parties asserting that its products infringe, or may infringe, the proprietary rights of third parties. In the event of litigation to determine the validity of any third-party claims, such litigation, whether or not determined in its favor, could result in significant expense to the Company and divert the efforts of its technical and management personnel from productive tasks. In the event of an adverse ruling in such litigation, the Company might be required to discontinue the use and sale of infringing products, expend significant resources to develop non-infringing technology, or obtain licenses to infringing technology. The Company may not be able to obtain a license for the disputed third-party technology on reasonable commercial terms or at all. If someone asserts a successful claim against the Company and it is unable to develop or license a substitute technology, the Company's business would suffer.

THE COMPANY'S LIMITED MARKETING AND SALES RESOURCES COULD PREVENT IT FROM EFFECTIVELY MARKETING ITS PRODUCTS AND SERVICES

The Company has limited internal marketing and sales resources and personnel. In order to market any products and services it may develop, it will have to either develop a marketing and sales force with technical expertise and distribution capability or outsource such duties to independent contractors. There can be no assurance that the Company will be able to establish sales and distribution capabilities or that it will be successful in gaining market acceptance for any products or services it may develop. There can be no assurance that the Company will be able to recruit skilled sales, marketing, service or support personnel, that agreements with distributors will be available on terms commercially reasonable to the Company, or at all, or that its marketing and sales efforts will be successful. Failure to successfully establish a marketing and sales organization, whether directly or through third parties, would have a materially adverse effect on its business, financial condition, cash flows, and results of operations. To the extent that the Company arranges with third parties to market its products or services, the success of such products and services may depend on the efforts of such third parties. There can be no assurance that any of its proposed marketing schedules or plans can or will be met.

THE COMPANY MAY NOT BE ABLE TO PROTECT ITS PATENTS AND PROPRIETARY TECHNOLOGY, WHICH COULD HAVE A MATERIALLY ADVERSE EFFECT ON ITS BUSINESS

The Company's ability to compete effectively in the e-commerce industry may depend on its success in developing and marketing its products and services and/or acquiring other suitable e-commerce businesses and protecting its proprietary technology, both in the United States and abroad. The patent positions of technology companies generally involve complex legal and factual questions. There can be no assurances that any patent that the Company applies for will be issued, or that any patents issued will not be challenged, invalidated, or circumvented, or that the rights granted thereunder will provide any competitive advantage. The Company may incur substantial costs in defending any patent or license infringement suits or in asserting any patent or license rights, including those granted by third parties, the expenditure of which it might not be able to afford.

THE  COMPANY'S  STOCK  PRICE  IS  EXTREMELY  VOLATILE

The trading price of the Company's common shares has been, and in the future is expected to be, volatile and expect to experience further market fluctuations as a result of a number of factors. These factors include, but are not limited to, current and anticipated results of operations as well as changes in the Company's business, operations or financial results, the timing of sales of common shares by selling shareholders, prospects of general market and economic conditions and other factors.

THE  COMPANY'S  COMMON  STOCK  IS  TRADED  ON  THE  OTC  BULLETIN  BOARD

The Company's common shares are currently traded on the OTC Bulletin Board and are not listed for trading on the NASDAQ system. An issuer must meet certain quantitative criteria relating to its total assets, its capital and the trading prices of its securities to be included on the NASDAQ system. In addition, the NASDAQ staff may consider other factors, such as the issuer's management and the circumstances surrounding the issuer's operations, when determining whether to approve an issuer's application for inclusion in the NASDAQ system. The Company cannot guarantee that it will ever by listed on NASDAQ or any other stock exchange or automated quotation system. As a result, it may be more difficult to dispose of, or to obtain adequate quotations as to, the prices of the Company's common stock.

RELIANCE  ON  COLLABORATIVE  RELATIONSHIPS

The Company plans to pursue collaborative arrangements with other market leaders to develop, manufacture and market e-commerce and telecommunication services. One such agreement already exists with ASI, a web hosting company that has 160,000 business available to market its complete e-commerce solutions. The Company's future success will depend in large part on its ability to continue to form collaborative arrangements with third parties, its strategic interest in the potential products under development and, eventually, its success in marketing or willingness to purchase any such products. These programs may require the Company to share control over its marketing programs or restrict its ability to engage in certain areas of product development, production and marketing. These programs may also be subject to unilateral termination by the Company's collaborative partners without cause or default and without an ability to cure any defaults. Accordingly, the Company may compete with its partners (and others to whom disclosure maybe made) for commercial sales of any products or services developed in these arrangements. There can be no assurance that the Company will be able to enter into collaborative arrangements on commercially reasonable terms, that these arrangements, if established, will result in successful programs to develop, manufacture or market products or that, if those programs are successful, the Company's collaborative partners will not seek to compete directly through jointly developed products themselves or obtain them from alternative sources.

NEED  FOR  ADDITIONAL  FINANCING

The Company currently has a working capital surplus of $119,783 but has had significant working capital deficiencies in the past. As of February 29, 2000, the accumulated deficit was $100,445,398. Furthermore, the Company has experienced negative cash flows during each of the last three years of operations. The Company has historically depended upon capital infusion from the issuance of long term debt and equity securities to provide the cash needed to fund operations. The Company's ability to continue in business depends upon its continued ability to obtain significant financing from external sources. The Company is currently raising additional funds through the sale of additional equity and is looking to secure asset financing for network computer equipment. If this additional capital were raised through borrowing or other debt financing, the Company would incur substantial additional interest expense. Sales of additional equity securities, through a traditional underwritten offering, would dilute, on a pro rata basis, the percentage ownership of all holders of common shares. There can be no assurance that any such financing would be available upon terms and conditions acceptable to the Company, if at all. The inability to obtain additional financing in a sufficient amount when needed and upon acceptable terms and conditions could have a material adverse effect upon the Company.

Although the Company believes that it can raise financing sufficient to meet its immediate needs, it will require funds to finance its development and marketing activities in the future. There can be no assurance that such funds will be available or available on terms satisfactory to the Company. If additional funds are raised by issuing equity securities, further dilution to existing or future stockholders is likely to result. If adequate funds are not available on acceptable terms when needed, the Company may be required to delay, scale-back or eliminate marketing of one or more of its products or development programs or obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates or potential products that it would not otherwise relinquish.
Inadequate funding also could impair the Company's ability to compete in the marketplace and could result in its dissolution. The Company regularly examines opportunities to expand its technology base and product line through means such as licenses, joint ventures and acquisition of assets of ongoing business and may issue securities in connection with such transactions. However, no commitments to enter into or pursue any such transaction have been made at this time and there can be no assurance that any such discussions will result in any transaction being concluded in the future.

AUTHORIZATION  AND  DISCRETIONARY  ISSUANCE  OF  PREFERRED  STOCK

The Company is authorized to issue 150,000,000 each of Class A and Class B Preference Shares, with such designations, rights and preferences as may be determined from time to time by its Board of Directors. Accordingly, the Company's Board of Directors is empowered, without stockholder approval, to issue Preference Shares with dividend, liquidation, conversion or other rights which could adversely affect the rights of the Company's Shareholders. The issuance of Preference Shares could, among other things, adversely affect the voting power of the Company's Shareholders and, under certain circumstances, make it more difficult for a third party to gain control of the Company, discourage bids for common shares at a premium or otherwise adversely affect the market price for common shares.

LIMITED  LIABILITY  OF  DIRECTORS,  OFFICERS  AND  OTHERS

The Company's bylaws contain provisions limiting the liability of officers and directors of the Company for all acts, receipts, neglects or defaults of themselves and all other officers or directors of the Company or for any other loss, damage or expense happening to the Company which shall happen in the execution of the duties of such officers or directors. Such limitations on liability may reduce the likelihood of derivative litigation against officers and directors of the Company and may discourage or deter the Company's shareholders from suing officers and directors of the Company based upon breaches of their duties to the Company, though such an action, if successful, might otherwise benefit the Company and its shareholders.

POTENTIAL  EXPENSES  ARISING  FROM  INDEMNIFICATION  OF  OFFICERS  AND DIRECTORS

The Company's bylaws contain provisions entitling its directors and officers to indemnification from all costs, charges, expenses, including any amount paid to settle an action or satisfy a judgment reasonably incurred by such officer or director with respect to any civil, criminal or administrative action or proceeding to which such officer or director is made a party by reason of being or having been an officer or director of the Company. The Company has authorized the indemnification of its officers and directors in such other circumstances permitted under the CBCA which may reduce the likelihood of derivative litigation against directors and officers and may discourage or deter shareholders from suing directors or officers for breaches of their duties to the Company, though such an action, if successful, might otherwise benefit the Company and its shareholders. The Company's bylaws also provide for the indemnification of directors and officers of the Company from judgments, fines, amounts paid in settlement and reasonable expenses as a result of an action or proceeding in which they may be involved by reason of being or having been a director or officer of the Company as long as the acts were done in good faith. The Company is not presently aware of any claims which would result in its indemnification of its directors and officers. Such provisions do not eliminate the personal liability of its directors and officers for monetary damages as a result of a breach of fiduciary duty. The Company will indemnify against reasonable costs and expenses incurred in connection with any action, suit or proceeding to which any of such individuals were made a party by reason of his or her being or having been such a director of officer, unless such person has been adjudicated to have been liable for negligence or misconduct in his or her corporate duties. Although the Company may obtain an insurance policy which will cover such indemnity, there can be no assurance that such a policy will be available or that, if available, it will be adequate. To the extent that the Company is required to expend funds to indemnify officers and directors, it could have a materially adverse effect upon the financial condition of the Company.

Furthermore, the Company's bylaws allow for insurance for the benefit of officers and directors of the Company against such liabilities and in such amounts as the Board of Directors may determine. The Company currently subscribes to Directors and Officers Liability Insurance from Tri-City Brokerage of Illinois, Inc. for $2,000,000 for each claim and as an annual aggregate.

DILUTION  AND  DIVIDEND  POLICY

The grant and exercise warrants of creditors or otherwise or stock options would likely result in a dilution of the value of the common shares. Moreover, the

Company may seek authorization to increase the number of its authorized common shares and to sell additional securities and/or rights to purchase such securities at any time in the future. Dilution of the value of the common shares would likely result from such sales.

In addition, the Company may determine to grant additional stock options or other forms of equity-based incentive compensation to the Company's management and/or employees to attract and retain such personnel. The Company also may in the future offer equity participation in connection with the obtaining of non-equity financing, such as debt or leasing arrangements accompanied by warrants to purchase equity securities of the Company. Any of these actions could have a dilutive effect upon the holders of the common shares.

The Company has never paid a cash dividend on the common shares and does not expect to pay dividends in the foreseeable future.

ANTI-TAKEOVER  PROVISIONS

At the present time, the Company's Board of Directors has not adopted any shareholder rights plan or any anti-takeover provisions in its Charter or Bylaws.

ITEM  2.     PROPERTIES.

The  Company  currently  has  three  leased  office  locations:

- The Company leases office space located at Suite 1000, 120 North LaSalle, Chicago, Illinois, 60602. The office space is approximately 3,100 square feet and is leased for a three year term which commenced August 1, 1998 for a monthly base rent of $3,020 (annual base rent of $36,240), plus property operating costs and taxes.

- The Company, through its subsidiary NorthNet Telecommunications Inc., leases the premises which houses the Company's Call Center located at 68 - 74 South Park Boulevard, Greenwood, Indiana. This is approximately an 8,000 square foot facility and is leased for a five year term which commenced on January 1, 1998 for a monthly base rent of $6,332 (annual base rent of $75,984) plus property operating costs and taxes.

- The Company leases a warehouse facility located at 3075 Tollview Drive, Rolling Meadows, Illinois to house its e-commerce business. This is approximately an 20,000 square foot facility and is leased for a five year term which commenced June 1, 1999 for a monthly base rent during the first year of $18,333 (annual base rent of $219,996) plus property operating costs and taxes.

- CallDirect, operated by the Company's subsidiary Preferred Telemanagement Inc., leases office space at 13100 Smallwood Place, Richmond, British Columbia, V6V 2B6. The office space consists of approximately 2,400 rentable square feet of warehouse and 3,585 rentable square feet of office space and is leased for a period of 5 years, expiring on April 30, 2002. the annual base rent for 2001 will be $29,511 and the annual base rent for partial year in 2002 will be $7,378, plus property operating costs and taxes.

ITEM  3.     LEGAL  PROCEEDINGS.

On November 15, 1999, Stephen M. Meade commenced a lawsuit in the Illinois Circuit Court of Cook County Department, Chancery Division, against Dorothy A. Tomek, Kevin A. Weilgus, Dennis Sinclair, Michael Krawitz, VirtualSellers.com, Inc. (an Illinois corporation) (the "Vendor") and the Company. Details of the lawsuit were reported in the Company's Form 10-Q filed January 14, 2000. On May 23, 2000, the parties agreed to settle and dismiss the lawsuit with prejudice against the Plaintiff. The settlement does not require the Company or Dennis Sinclair to pay any consideration to the Plaintiff or any other party.

On May 16, 2000, Cary Berman commenced a lawsuit against the Company in the Illinois Circuit Court of Cook County, County Department, Chancery Division. Mr. Berman claims as follows:

- Mr. Berman claims that he is entitled to 250,000 common shares issued to him on August 11, 1999 as compensation for services provided to the Company. The Company asserts that those shares were wrongfully issued to Mr. Berman and must be returned to the Company for cancellation.

- Mr. Berman claims he is entitled to purchase a further $20,000 worth of common shares at $0.13 per common share as part of a private placement conducted by the Company. The Company asserts that since the private placement was oversubscribed, it returned one-half of Mr. Berman's original subscription for $40,000. The Company retained the right to reject any subscriptions that were received in the private placement.

- Mr. Berman also claims damages of $200,000 when he was not able to sell certain common shares on the open market as of May 5, 2000. The common shares were issued to Mr. Berman on May 11, 1999 and accordingly, the Company advised Mr. Berman that he could not sell any shares under Rule 144 until expiry of a one year hold period which expired on May 11, 2000.

Vancouver Telephone Company Ltd. ("VanTel") is a former customer of the Company who has refused to pay outstanding invoices totaling approximately $500,000. The Company commenced a lawsuit in November, 1996 in the Supreme Court of British Columbia (Vancouver Registry) seeking payment of the monies. VanTel raised the defenses that the Company: (a) failed to provide contractual services to VanTel in a manner and of a quality required by VanTel; (b) unilaterally terminated the contract between the Company and VanTel without adequate notice or proper cause; and (c) failed to give proper notice of price increases to VanTel (the "Defences"). VanTel brought a counterclaim as against the Company, in January, 1997, alleging damages in the form of higher rates and less favorable payment terms and loss of business as a result of the Company's actions. VanTel has not specified the amount of its counterclaim. The Company was successful in obtaining an order striking the Defences on a preliminary motion. VanTel was successful in appealing that order and will be allowed to pursue its counterclaim and claim the defences it has asserted. A trial of the Company's claim has been scheduled for July of 2001. Any recovery from this lawsuit will be paid as follows: 6% to the CNC creditor pool and the balance to the Company without the requirement to distribute them as dividends under the Plan.

ITEM  4.     SUBMISSIONS  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

None.

                                     PART II

ITEM  5.     MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED STOCKHOLDER
MATTERS.

The Company's common shares trade in the United States on the National Association of Securities Dealers Over-the-Counter Bulletin Board (the "OTC Bulletin Board") with the symbol "VDOT" and CUSIP# 92825Y105.

The table set forth below lists the volume of trading and high and low bid prices on the OTC Bulletin Board for the Company's common shares for the last two fiscal years(1). The closing price on May 10, 2000 was $1.875.

QUARTER  ENDED                     HIGH               LOW             VOLUME
-----------------------------------------------------------------------------
May  31,  1998                     0.75               0.12         14,199,500
August  31,  1998                  0.52               0.25         10,695,600
November  30,  1998                0.40               0.12         14,078,000
February  28,  1999                0.70               0.155        40,085,600
May  31,  1999                     0.33               0.13          9,240,900
August  31,  1999                  0.39               0.175        24,561,300

November  30,  1999                0.27               0.175        12,899,100
February  29,  2000                8.063              0.165       209,122,100
===================                =====              =====       ===========
(1) The Company's common shares commenced trading on November 5, 1997. The quotations above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The Company's common shares are issued in registered form. The Montreal Trust Company of Canada, 4th Floor, 510 Burrard Street, Vancouver, British Columbia,
Canada,  is  the  registrar  and transfer agent for the Company's common shares.

On May 10, 2000, the shareholders' list for the Company's common shares showed 1989 registered shareholders and 126,973,637 common shares outstanding.

The Company has not declared any dividends since incorporation and does not anticipate that it will do so in the foreseeable future. Although there are no restrictions that limit the ability to pay dividends on the Company's common shares, the intention of the Company is to retain future earnings for use in its operations and the expansion of its business.

Recent  Sales  of  Unregistered  Securities

Quarter  Ended  May  31,  1999

On February 3, 1999, the Company issued an aggregate of 62,829 common shares to four creditors pursuant to the conversion of certain warrants issued to a number of creditors of the Company pursuant to the CCAA Proceedings. The warrants and the common shares were issued pursuant to Section 3(a)(10) of the Securities Act of 1933.

On February 25, 1999, the Company issued an aggregate of 4,961748 common shares to six creditors pursuant to the conversion of certain warrants issued to a number of creditors of the Company pursuant to the CCAA Proceedings. The warrants and the common shares were issued pursuant to Section 3(a)(10) of the Securities Act of 1933.

On April 6, 1999, the Company issued an aggregate of 309,388 common shares at a deemed price of $0.10 per common share, relying on Section 4(2) of the Securities Act of 1933, to six employees in consideration of services rendered by these employees to the Company.

On April 28, 1999, the Company issued an aggregate of 500,000 common shares relying on Section 4(2) and Rule 506 of Regulation D of the Securities Act of 1933 at a deemed price of $0.10 per common share in consideration of the acquisition of certain assets of VirtualSellers.com, Inc. (Illinois corporation). The Company also issued 361,710 share purchase warrants to VirtualSellers.com, Inc. relying on Section 4(2) and Rule 506 of Regulation D of the Securities Act of 1933. The warrants entitle it to purchase one additional common share in the capital of the Company at a price of CDN$1.50 per common share for a period of two years from April 23, 1999. The Company also issued an aggregate of 2,500,000 common shares at a price of $0.10 per common share relying on Section 4(2) of the Securities Act of 1933 to Kevin Wielgus and Dee Tomek as a signing bonus for entering into employment agreements with the Company.

On May 6, 1999, the Company issued 670,000 common shares at a price of $0.10 per common share in an offshore transaction relying on Regulation S promulgated under the Securities Act of 1933 to its legal counsel in settlement of outstanding debt owed by the Company to its legal counsel.

On May 6, 1999, the Company issued an aggregate of 1,200,000 common shares at a deemed price of CDN$0.25 per common share relying on Regulation S promulgated under the Securities Act of 1933 to CallDirect Capital Corporation as consideration for the acquisition of certain assets of CallDirect Enterprises Inc., a subsidiary of CallDirect Capital Corporation. The Company also issued an aggregate of 79,442 share purchase warrants relying on Regulation S promulgated under the Securities Act of 1933 to the existing creditors of CallDirect, of which 70,220 share purchase warrants have been issued to date. The share purchase warrants entitle the holder to acquire one common share in the capital of the Company for each share purchase warrant, at no additional consideration, on or before September 8, 2000.

On May 11, 1999, the Company issued an aggregate of 2,000,000 common shares at a deemed price of $0.10 per common share relying on Section 4(2) and Regulation S of the Securities Act of 1933 to two directors in consideration of services rendered by these directors to the Company:

On May 11, 1999, the Company issued an aggregate of 550,000 common shares at a deemed price of $0.10 per common share, relying on Section 4(2) and Regulation S of the Securities Act of 1933, to four employees in consideration of services rendered by these employees to the Company.

On May 24, 1999, the Company issued an aggregate of 3,000,000 common shares at a deemed price of $0.10 per common share relying on Section 4(6) of the Securities Act of 1933 to Rolling Meadows Associates, L.L.C. (an accredited investor) in consideration of one year of rent (valued at approximately $220,000 plus the Company's share of operating costs) of its leased premises located at 3075 Tollview Drive, Rolling Meadows, Illinois.

Quarter  Ended  August  31,  1999

The unregistered securities sold by the Company during the quarter ended August 31, 1999 were set forth in the Company's Quarterly Report on Form 10-Q filed October 15, 1999.

On August 31, 1999, the Company issued an aggregate of 15,000 common shares at a deemed price of $0.10 per common share, relying on Section 4(2) of the Securities Act of 1933, to two employees in consideration of services rendered by these employees to the Company.

Quarter  Ended  November  30,  1999

The unregistered securities sold by the Company during the quarter ended November 30, 1999 were set forth in the Company's Quarterly Report on Form 10-Q filed January 14, 2000.

Quarter  Ended  February  29,  2000

On December 10, 1999, the Company issued an aggregate of 37,500 common shares at a deemed price of $0.13 per common share, relying on Section 4(2) of the Securities Act of 1933, to five employees in consideration of services rendered by these employees to the Company.

On December 10, 1999, the Company issued an aggregate of 30,000 common shares a price of $0.10 per common share, relying on Section 4(2) of the Securities Act of 1933, to a consultant of the Company in consideration of certain consulting services performed services performed for the Company.

On December 17, 1999, the Company issued an aggregate of 1,350,000 common shares at a deemed price of $0.13 per common share relying on Section 4(2) and Regulation S of the Securities Act of 1933 to two directors in consideration of services rendered by these directors to the Company. As at February 29, 2000, one director agreed to cancel an aggregate of 1,000,000 of the 1,350,000 common shares, with compensation for services of this director to be determined at a later date.

On December 20, 1999, the Company issued an aggregate of 9,565 common shares at a deemed price of $0.50 per common share in an offshore transaction relying on Regulation S promulgated under the Securities Act of 1933 to a former creditor of CallDirect Enterprises, Inc., which indebtedness was assumed and settled by the Company in connection with the acquisition of certain assets of CallDirect Enterprises, Inc.

On January 6, 2000, the Company issued an aggregate of 1,510,000 common shares at a deemed price of $0.50 per common share in an offshore transaction relying on Regulation S promulgated under the Securities Act of 1933 to two private investors in connection with a private placement the Company had conducted earlier in the quarter ended August 30, 1999.

On  January  6,  2000,  the  Company  issued  399,618  common shares to Dovedale
Investments Ltd. and 95,907 common shares to William Becker pursuant to the conversion of certain warrants issued to a number of creditors of the Company pursuant to the CCAA proceedings. The warrants and the common shares were issued pursuant to Section 3(a)(10) of the Securities Act of 1933.

On January 10, 2000, the Company issued 523,076 common shares at a price of $0.13 per common share in an offshore transaction relying on Regulation S promulgated under the Securities Act of 1933 to its legal counsel in settlement of outstanding debt owed by the Company to its legal counsel.

On January 24, 2000, the Company issued an aggregate of 200,000 common shares at a deemed price of CDN$10.50 per common share relying on Section 4(2) and Regulation S of the Securities Act of 1933 to two directors in consideration of services rendered by these directors to the Company. As at February 29, 2000, one of these directors agreed to cancel an aggregate of 100,000 of the 200,000 common shares, with compensation for services of this director to be determined at a later date.

On February 2, 2000, the Company issued an aggregate of 2,432 common shares at a deemed price of $0.50 per common share in an offshore transaction relying on Regulation S promulgated under the Securities Act of 1933 to a former creditor of CallDirect Enterprises, Inc., which indebtedness was assumed and settled by the Company in connection with the acquisition of certain assets of CallDirect Enterprises, Inc.

On February 10, 2000, the Company issued an aggregate of 9,262 common shares at a deemed price of $0.50 per common share in an offshore transaction relying on Regulation S promulgated under the Securities Act of 1933 to a former creditor of CallDirect Enterprises, Inc., which indebtedness was assumed and settled by the Company in connection with the acquisition of certain assets of CallDirect Enterprises, Inc.

On February 11, 2000, the Company issued an aggregate of 300,000 shares at a deemed price of $0.13 per common share relying on Section 4(2) of the Securities Act of 1933 to Seth Russell and Nathan Bawden in connection with the acquisition of certain assets of Clickshop, a proprietorship operated by these two individuals.

On February 28, 2000, the Company issued an aggregate of 450,000 common shares at a deemed price of $5.60 per common share relying on Section 4(2) and Regulation S of the Securities Act of 1933 to three directors in consideration of services rendered by these directors to the Company. As at February 29, 2000, all three directors have agreed to cancel these 450,000 common shares, with compensation for services of these directors to be determined at a later date.

On February 29, 2000, the Company issued an aggregate of 1,000,000 common shares at a price of $0.13 per common share in an offshore transaction relying on Regulation S promulgated under the Securities Act of 1933 to one investor.

On February 29, 2000, the Company issued an aggregate of 16,158,837 common shares at a price of $0.13 per common share relying on Rule 506 of Regulation D of the Securities Act of 1933 to the following persons:


                                                  NUMBER OF                   NUMBER OF
NAME OF SUBSCRIBER                            SECURITIES ISSUED           NAME OF SUBSCRIBER           SECURITIES ISSUED
--------------------------------------------  -----------------  ------------------------------------  -----------------

Brent Scott Hardt. . . . . . . . . . . . . .            900,000  Robert E. Watson                                192,308
                                              -----------------  ------------------------------------  -----------------
James E. Clark . . . . . . . . . . . . . . .            200,000  Alfred E. Osborne                               384,615
                                              -----------------  ------------------------------------  -----------------
Chad S. Johnson. . . . . . . . . . . . . . .            638,461  Charmelo Blacconeri                             192,308
                                              -----------------  ------------------------------------  -----------------
Kelly Fegen. . . . . . . . . . . . . . . . .            210,342  Steven B. Nagler, Ltd.                           50,000
                                              -----------------  ------------------------------------  -----------------
Donald E. Mudd . . . . . . . . . . . . . . .            384,615  Danlon, Inc.                                    300,000
                                              -----------------  ------------------------------------  -----------------
Henry W. Bivins Jr. Trust. . . . . . . . . .            250,000  James A. Cacioppo                               100,000
                                              -----------------  ------------------------------------  -----------------
Barney J. Cacioppo . . . . . . . . . . . . .             80,000  Daniel W. Pecyna                                325,000
                                              -----------------  ------------------------------------  -----------------
Leonard J. Weber . . . . . . . . . . . . . .            170,000  Ronald J. Cacioppo                               50,000
                                              -----------------  ------------------------------------  -----------------
Leonard J. Weber, Delarware Charter IRA-ROTH             30,000  Gila Shaltiel                                   100,000
                                              -----------------  ------------------------------------  -----------------
Sara D. Kushnir. . . . . . . . . . . . . . .            100,000  Barney J. Cacioppo                              100,000
                                              -----------------  ------------------------------------  -----------------
Joan P. Cacioppo . . . . . . . . . . . . . .            150,000  Howard H. Rosenfeld                             200,000
                                              -----------------  ------------------------------------  -----------------
Peter G. Anagnost. . . . . . . . . . . . . .            600,000  George Johnson                                  250,000
                                              -----------------  ------------------------------------  -----------------
Francis L. Kirby . . . . . . . . . . . . . .            192,308  Ronald J. Cacioppo                              200,000
                                              -----------------  ------------------------------------  -----------------
G. Stephen Frederick . . . . . . . . . . . .            153,846  Charles O. Howey Trust                          192,307
                                              -----------------  ------------------------------------  -----------------
Ronald J. Gregorio . . . . . . . . . . . . .             50,000  John Howey                                      192,307
                                              -----------------  ------------------------------------  -----------------
Robert Kalman. . . . . . . . . . . . . . . .            100,000  Charles O. Howey Irrevocable Trust              153,844
                                              -----------------  ------------------------------------  -----------------
Cary Berman. . . . . . . . . . . . . . . . .            153,846  Gregory H. Montgomery                           200,000
                                              -----------------  ------------------------------------  -----------------
Kenneth Weiss. . . . . . . . . . . . . . . .            192,307  Adam Chrostowski                                200,000
                                              -----------------  ------------------------------------  -----------------
Walter A. Berggren . . . . . . . . . . . . .            250,000  Investor Resource Service, Inc.                 769,230
                                              -----------------  ------------------------------------  -----------------
Robert E. Maciorowski. . . . . . . . . . . .            200,000  Ronald Viscovich                                200,000
                                              -----------------  ------------------------------------  -----------------
Dan Shaltiel . . . . . . . . . . . . . . . .            192,308  Dr. Kun Woo Nam                                 192,308
                                              -----------------  ------------------------------------  -----------------
Ramin J. Azar. . . . . . . . . . . . . . . .             76,923  Steven W. Glasgow                               250,000
                                              -----------------  ------------------------------------  -----------------
Sam Bianchi. . . . . . . . . . . . . . . . .            192,307  Steven M. Simerka                               400,000
                                              -----------------  ------------------------------------  -----------------


David Eikenmeyer . . . . . . . . . . . . . .             38,461  Dorothy Smirka                                  200,000
                                              -----------------  ------------------------------------  -----------------
John M. Kerr . . . . . . . . . . . . . . . .            192,350  Everett J. Palmer                               600,000
                                              -----------------  ------------------------------------  -----------------
Paul Howey . . . . . . . . . . . . . . . . .            192,307  Myron H. Reinhart                             1,538,462
                                              -----------------  ------------------------------------  -----------------
Ching Y. Kung. . . . . . . . . . . . . . . .            400,000  Shih-Ming Lee                                   200,000
                                              -----------------  ------------------------------------  -----------------
Beverly J. Chamness. . . . . . . . . . . . .            400,000  James H. Lutz                                    76,923
                                              -----------------  ------------------------------------  -----------------
Paul Howey . . . . . . . . . . . . . . . . .            192,307  William F. Bivins and Rita H. Bivins            500,000
============================================  =================  ====================================  =================


ITEM  6.     SELECTED  FINANCIAL  DATA
The selected consolidated financial data presented below for the five year period ended February 29, 2000 is derived from the Company's consolidated financial statements which were examined by the Company's independent auditor. The information set forth below should be read in conjunction with the Consolidated Financial Statements of the Company (including related notes thereto) and "Management's Discussion and Analysis of Financial Condition and Results of Operations".



                            SELECTED CONSOLIDATED FINANCIAL DATA(1)(2)(3)
                            ------------------------------------
                                      (STATED IN U.S. DOLLARS)

                                 FISCAL YEAR ENDED FEBRUARY 29 (28)
                                 ----------------------------------

                                     2000         1999         1998          1997           1996
                                  -----------  -----------  -----------  -------------  ------------
Revenue. . . . . . . . . . . . .     704,918      175,563      920,532     28,108,269    33,902,402
Direct Costs . . . . . . . . . .     144,314   Nil             588,316     24,960,670    31,610,452
Selling, general and
  Administrative . . . . . . . .   6,050,758    1,668,152    2,201,042     12,672,330    15,556,794
Depreciation . . . . . . . . . .     170,341       18,802        5,177     17,991,834    15,454,746
Loss From Operations . . . . . .  (5,891,935)  (1,458,583)  (1,868,373)   (27,516,565)  (28,719,590)
Other income (expense) . . . . .   1,198,705     (136,895)   1,048,380     (2,138,087)   (1,379,461)
Loss before extraordinary
  items. . . . . . . . . . . . .  (4,693,230)  (1,595,478)    (819,993)  (29,654,650))  (30,099,052)
Loss per Share before
  Extraordinary items. . . . . .       (0.05)       (0.02)       (0.02)         (0.72)        (1.73)
Gain on forgiveness of
  Debt, an extraordinary
  item . . . . . . . . . . . . .  Nil          Nil          18,944,298   Nil            Nil
Net income (loss). . . . . . . .  (4,693,230)  (1,595,478)  18,124,298    (29,654,652)  (30,099,052
Net income (loss) per share. . .       (0.05)       (0.02)        0.37          (0.72)        (0.72)
Total Assets . . . . . . . . . .   2,739,890      217,834      881,104      7,208,689    25,503,966
Long-Term Debt . . . . . . . . .  Nil             272,861      504,137   Nil              6,449,134

Cash Dividends per Common Share.  Nil          Nil          Nil          Nil            Nil



1.  The  audited  financial  information  set  forth in this  table was prepared and is presented in
accordance with generally-accepted accounting principles in the United States of America.   Prior to
fiscal  2000, the Company reported its consolidated financial statements in accordance with Canadian generally  accepted accounting principles and in Canadian dollars.  The Company changed to generally accepted  accounting  principles  in  the  United  States of America and U.S. dollars as a result of becoming  a  domestic  issuer  for  Securities  and Exchange Commission reporting requirements.  The change  has been retroactively applied and all years presented above have been adjusted accordingly.

2.  See  ITEM  9  -  Management's  Discussion  and  Analysis  of  Financial Condition and Results of
Operations.

3.  Comparability  of  results  -  The  Company  operated  a  long distance telephone communications operation  primarily  in  Canada  up to April 7, 1997.  The Company sold all of its operating assets effective  April  7, 1997.  The Company settled all its outstanding debt obligations relating to the long  distance  telephone communications operation and other corporate obligations by agreement with creditors  during  fiscal 1998.  The agreement was reached while under CCAA protection.  The Company resumed  operations  in  December  1997 with the acquisition of its Call Center assets.  Fiscal 1998 includes  approximately  1  month  of  operations  from  the  long-distance telephone communications operation  and  3  months  of  operations  from the Call Center.  Fiscal 1999 includes a full year's operations  from  the  Call  Center.  Fiscal  2000  includes  a full year's operations from the Call
Center,  10.5  months  of operations from Virtualsellers.com, the Company's internet sales division, and  8.5  months  of  operations  from  CallDirect,  the  Company's  catalogue  sales division.  The
Virtualsellers.com  and  CallDirect  divisions  were  acquired during Fiscal 2000 and the results of these  divisions  have been consolidated from their respective dates of acquisition.  See note 12 to the  consolidated  financial  statements  for  segmented  reporting.

ITEM 7. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The  Company

Over the year the Company increased its number of employees from 10 to 52. Most of the additions of staff were related to Virtualsellers and TAME.

Since the year ended February 29, 2000, the Company has seen an increase in revenue and anticipates a cash flow breakeven by second quarter.

The Company anticipated that a change order for TAME would be forthcoming by this writing but delays on the client side have proved to be larger than expected. The Company is still anticipating a large multiple license order and has moved its goal of 500 licenses to the second quarter . The Company anticipates that it will experience positive cash flow by the end of the second quarter and is not dependent on software sales. The Company anticipates that a multiple license sale of TAME will take it to profitability.

Going forward, the Company is to expand its sales and marketing efforts in the service area and website development. Virtualsellers has added three sales people and made agreements with several agents. The Company's target is with ISP's, ASPs and venture companies. The venture companies will be taken as incubators with a set cost for one year of services by Virtualsellers.com that is less than a third of the normal charge. The Company will also receives stock of these venture companies in addition to the cash fees. This allows new companies a quicker time to market at a lower cost with less overhead. This plug and play approach leaves new ventures free to market their product with little concern for technology.

Virtualsellers.com  And  TAME

In the last year, the Company has made great strides to position itself as an infrastructure and service provider for e-commerce over the Internet. The Company accomplished the following:

- Facilities. The Company established a facility to house Virtualsellers.com's operations.

- Increased Transaction Processing Capability. Virtualsellers.com upgraded its hardware and software such that it is now capable of managing up to 53 million transactions a day.

- Increased Development Capabilities For Customers. The Company purchased the TAME software to allow development of efficient, competitive and timely e-commerce and other software solutions.

- Decreased License Costs. For customers who use VirtualSellers.com to host their website, they incur substantial license cost savings as they do not have to purchase expensive licenses for all of the software that would be required to operate and maintain their website.

- TAME Software Accepted by Market. VirtualSellers.com's TAME software was accepted by the market as evidenced by its inclusion in RedHat Inc.'s library of software released in April of 2000 and by being EMC proven and approved.

- Increased Branding and Market Presence. Virtualsellers.com increased its market presence through trade shows, advertising and training programs.

Since TAME has many attributes that are attractive to many businesses, the Company intends on marketing TAME to larger businesses that would purchase multiple licences. Three industry areas that are being targeted for multiple license sales include businesses involved in the e-commerce, telecommunications and health-care.

Call  Center

The Call Center has been providing Call Center services to cable television clients for over two years. These services include 24 hour customer service, billing, payment processing, dispatching, collections and marketing.

Over the past year the Call Center has grown it's core client base by 300%. The number of subscribers that these clients represent has grown by 375% to nearly 11,000 subscribers. The number of employees at the Call Center has also grown from five to nineteen as of February 29, 2000. The Call Center's growth during this past year can primarily be attributed to telemarketing and direct mail campaigns.

In order to continue it's expected growth, the Call Center had to invest in new technology from IBM, RR Enterprises and Lucent Technology. This new technology consists of a new IBM AS400 e-series mainframe computer to support its billing system. The AS400 hosts the latest software from RR Enterprises, a leader in convergent billing for the telecommunications industry. The Call Center's latest investment was in a new Lucent Definity Prologix phone system this past February. These new systems will enable the Call Center to accommodate the needs of various cable, internet and telephone service providers.

These telecommunication providers are reaching a point that requires them to offer multiple services to subscribers in order to remain competitive. These services include cable tv, pay per view, telephony, internet access and even security. Utilizing the RRE billing software, the Call Center is able to accommodate all of these services and package them into one single bill. Due to the size of the clients that the Call Center services, it is not cost efficient for them to invest in the advanced technology needed to handle the customer service and billing for these various services. This convergence of services forces them to look for alternative ways of handling their back office functions.

In the upcoming year, the Call Center marketing plans include the continued use of telemarketing and direct mail campaigns as well as the addition of advertising in industry specific magazines focused on the Call Center's target market. The Call Center also plans on attending and, for the first time ever, exhibiting at the Private and Wireless Broadband Show and the National Satellite Convention. These two conventions are geared towards small to medium size cable operators. These operators are looking for solutions to provide bundled services to their subscribers. The Call Center has positioned itself as an alternative service for cable operators in search of these desired technologies. Smaller cable operators must look at outsourcing as a viable option in order to remain competitive with larger incumbent cable operators that through economies of scale can provide bundled services on a single invoice.

The Call Center is in the process of aligning itself with a number of strategic partners. They include the National Cable Television Coop, WSNET, 4COM,

Satellite Management Services and Private and Wireless Broadband Magazine. With the exception of the magazine, all of these partners are programming resellers. Most all private cable operations, multiple cable system operators and local multipoint distribution system operators use one of these programming resellers for discounted pricing on networks which eliminates the need to negotiate contracts with the networks directly. Through these distribution channels, the Call Center will allow these partners to offer their clients the Call Center services at a predetermined discounted rate. The most significant of these strategic partners would be the National Cable Television Coop which provides programming and other services to over 6100 cable operators with 13 million cable television subscribers.

CallDirect  Enterprises

After acquiring certain assets of CallDirect Enterprises Inc., the Company spent the year restructuring the operations of CallDirect. CallDirect's catalogue was reviewed as to product mix and profit margin contribution, as well as product reliability and product returns. A number of products were eliminated from the catalogue because of low sales, low profit margin contribution or poor quality. All products that did not fit the intended product mix were eliminated from the catalogue.

The result was a catalogue with a focused range of products. The first new catalogue was mailed out during January and February 2000. The sales increased during the following two months after the mail out. The preferred times to mail catalogues follows general business cycles in January, May and September. CallDirect originally wanted to do six to eight catalogues per year, but with the introduction of e-commerce, it was decided that promoting online sales would prove more efficient in the long run. With this in mind and with the assistance of Virtualsellers.com, CallDirect's was redeveloped to accommodate e-commerce transactions. The main strategy for the catalogue is to inform people of its website www.calldirect.com. The website allows product updates and price changes to be completed in a much more timely and efficient manner. The website highlights new products and stated price changes. There has been an increase in product ordering over the website to approximately 15% of CallDirect's total sales. CallDirect predicts this will increase dramatically particularly for reorders as clients become more comfortable with purchasing products over the Internet.

RESULTS  OF  OPERATIONS

FISCAL  YEAR  2000  COMPARED  TO  FISCAL  YEAR  1999

Revenues for the year ended February 29, 2000 ("Fiscal 2000") of $704,918 increased $529,355, an increase of 302% from the revenues of $175,563 for the year ended February 28, 1999 ("Fiscal 1999"). For Fiscal 1999, the only source of operating revenue came from the Call Center division in Indiana. For Fiscal 2000, the acquisitions of CallDirect and Virtualsellers.com have increased the Company's operating revenue sources to three distinct operations.

At the Call Center, the annual revenues increased to $333,222 compared to $175,563 for Fiscal 1999, an increase of 90%. The Call Center generates revenue providing transaction processing and backroom services including inbound and outbound telemarketing , customer and technical support, customer order entry, centralized billing and collection, order fulfillment, customer dispatch functions and other related services. The increase in revenues from 1999 is due to an increase in the number of cable service customers.

The Company acquired CallDirect effective May 15, 1999. Revenues from acquisition to December 31, 1999 totaled $247,526. CallDirect generates revenue primarily from the resale of telephone related equipment and secondly, from the resale of products such as multimedia, entertainment, travel, security and computer accessories for offices and residences.

The Company acquired Virtualsellers.com effective April 23, 1999. Revenues from acquisition to December 31, 1999 totaled $124,170. Virtualsellers.com generates revenue from the e-commerce transaction processing and website development, maintenance and hosting services to businesses. VirtualSellers.com also generates revenue through the sale of its proprietary software program, TAME. Virtualsellers.com recognized $28,354 in commission sales from third party product sales of $225,343 and $95,816 in revenues from website development, maintenance and hosting services.
Direct product costs in Fiscal 2000 were $144,314, compared to direct costs of $0 in Fiscal 1999, an increase of $144,314. This increase was due to the acquisition of CallDirect. The Call Center division and Virtualsellers.com primarily sell services and thus, have no direct product costs. The gross margin earned on the products sold by CallDirect was approximately 42%.

Selling, general and administrative expenses increased to $6,050,758 from $1,668,152 in Fiscal 1999, an increase of $4,382,606 or 263%. Selling, general and administrative expenses at the Call Center division increased from $287,751 to $521,774. The increase is due to an increase in the number of the Call Center's customers which increased the number of employees required to service the customers and related costs such as telephone, rent and office costs. Selling, general and administrative expenses at CallDirect were $192,185, consisting primarily of payroll costs, office rent, telephone, printing and postage and delivery expenses. Selling general and administrative expenses at Virtualsellers.com were $1,510,298, consisting primarily of payroll costs, office rent, telephone and internet fees. Corporate general and administrative expenses increased to $3,826,501 from $1,380,401. The increase is due primarily to a $2,153,501 increase in non-cash compensation expense paid to officers and directors of the Company through the issuance of shares and a $302,599 increase in cash expenses including compensation paid to officers and directors, marketing, travel and entertainment expenses and other administrative expenses.

Depreciation and amortization increased from $18,802 to $170,341, an increase of $151,539 or 806%. The increase is due to the acquisition of the CallDirect and Virtualsellers.com and additions of computer hardware and software at Virtualsellers.com since acquisition.

Other income (expense) increased from an expense of $136,895 in Fiscal 1999 to income of $1,198,705 in Fiscal 2000, an increase of $1,335,600. The increase is due to two unusual items - $975,000 received on the sale of the "Suncom" trade name and $146,000 received on the sale of former intercorporate debt and related contingent consideration.

For Fiscal 2000, the Company recognized a loss of $4,693,230 or $0.05 per share, compared to a loss of $1,595,478 or $0.02 per share for the Fiscal 1999. The increase in the loss is due to the factors discussed above.

FISCAL  YEAR  1999  COMPARED  TO  FISCAL  YEAR  1998

Revenues for the year ended February 28, 1999 ("Fiscal 1999") of $175,563 decreased $744,969, a decrease of 80.9% from the revenues of $920,532 for the year ended February 28, 1998 ("Fiscal 1998"). For Fiscal 1999, the only source of operating revenue came from the Call Center in Indiana. The monthly revenues increased to approximately $12,000 per month from the cable customers at this facility. This is up from approximately $10,000 per month in Fiscal 1998, an increase of 20%. In Fiscal 1998, the Company also earned $902,587 in revenue from its long distance telephone business which was sold on April 7, 1997.

Direct costs in Fiscal 1999 were $0, compared to direct costs of $588,316 in Fiscal 1998, a decrease of $588,316. Direct costs in Fiscal 1998 related to the long distance telephone business which was sold on April 7, 1997.

Selling, general and administrative expenses decreased from $2,201,042 to $1,668,152, a decrease of $531,890 or 24%. The Company sold its long distance telephone business on April 7, 1997 and acquired its Call Center division's assets on December 11, 1997. The decrease in selling, general and administrative expenses is due to the lower activity levels of the Company between the sale of the long distance telephone business and the acquisition of the Call Center business.

Amortization charges comprise the amortization of capital assets, acquired customer base and other assets. Amortization charges for Fiscal 1999 of $18,802 have increased 260% from $5,177 in the previous year. This is the result of capital expenditures for computers, printers and related technology for the Call Center.

Other income (expense) decreased from income of $1,048,380 in Fiscal 1998 to $136,895 in expenses in Fiscal 1999. The decrease is due to unusual income earned in Fiscal 1998 including a gain on the sale of the Company's telephone business operating subsidiaries of $2,174,227, offset by a loss on the settlement of a lawsuit of $1,127,145. The Company settled a class action lawsuit with certain investors by paying $1,127,145. Fiscal 1999 also included a write-down of an advance of $170,000 which was recorded due to the uncertainty as to realization of the advance.

For the Fiscal 1999, the Company recognized a loss before extraordinary items of $1,595,478 or $0.02 per share, compared to a loss of $419,993 or $0.01 per share for the Fiscal 1998. The increase in the loss is due to the items discussed above.

The gain on forgiveness of debt in Fiscal 1998 of $18,944,298 relates to a gain on settlement of creditors of the former long distance business. The Company and its Canadian operating subsidiaries received protection under the Company Creditor Arrangement Act in Fiscal 1998. The Company's creditors approved a restructuring plan in Fiscal 1998 which resulted in the forgiveness of $18,944,298 in accounts payable and other long-term obligations.

FISCAL  YEAR  1998  COMPARED  TO  FISCAL  YEAR  1997

Revenues for Fiscal 1998 of $920,532 declined by $27,187,737, a decrease of 96.7% from the revenues of $28,108,269 for the year ended February 28, 1997 ("Fiscal 1997"). In Fiscal 1998, the Company sold its long distance telephone service business on April 7, 1997. Revenues for just over one month of $902,587 were realized from this business. The Company acquired its Call Center business in December 1997 and realized revenues of $17,945 for the three months ended February 28, 1998. In Fiscal 1997, all revenues were from the long distance telephone service business.

Direct costs in Fiscal 1998 were $588,316, compared to direct costs of $24,960,670 in Fiscal 1997, a decrease of $24,372,354 or 97.6%. Direct costs were 64% of revenue for Fiscal 1998 compared to 89% in the prior year. This 25% decrease is a result of replacing the residential customer base with higher margin business customer base. Gross profits for Fiscal 1998 decreased 89% from $3,147,599 in Fiscal 1997 to $332,216 in Fiscal 1998. Gross profit as a percentage of revenue increased from 11% in Fiscal 1997 to 36% in Fiscal 1998. Selling, general and administrative expenses decreased by $10,471,288 or 83% from $12,672,330 for Fiscal 1997 to $2,201,042 for Fiscal 1998.

Amortization charges comprised the amortization of capital assets, acquired customer base and other assets. Amortization charges for Fiscal 1998 of $5,177 have decreased 99.9% from $17,991,834 in the previous year. This decrease is due to the sell off of the long distance assets in Fiscal 1997 and relatively few assets purchased in Fiscal 1998.

For Fiscal 1998, the Company recognized net income of $18,124,306 or $0.37 per share, compared to a loss of $29,654,650 or $0.72 per share for Fiscal 1997. This increase is the result of the sale of the long distance assets in Fiscal
1997 and the gain on forgiveness of debt taken in Fiscal 1998, and not from operations which ran at a loss of approximately $10,000/month.

LIQUIDITY  AND  CAPITAL  RESOURCES

As at February 29, 2000, the Company has net working capital of $119,783 and capital assets of $1,926,857 for net equity of $2,046,640. The Company does not have any long-term debt nor other long-term obligations.

During Fiscal 2000, the Company used $1,443,066 in cash to fund operations, used $1,462,869 in cash to fund investing activities which consisted primarily of capital asset additions at Virtualsellers.com and received $3,278,016 in cash from financing activities for a net increase in cash of $372,081. Cash at February 29, 2000 was $447,844.

The Company has historically funded operations through the issuance of common shares of the Company or through the issuance of convertible debentures which are convertible into common shares of the Company. The Company expects to fund future operations and investments through the issuance of common shares. Subsequent to February 29, 2000, the Company issued 1,693,324 common shares for net cash proceeds of $3,788,848.

The Company estimates its cash requirements for capital asset additions for fiscal 2001 to be less than $200,000. The Company also estimates that cash flow from operations will be positive in fiscal 2001, commencing in the second quarter. The Company will continue to search for appropriate acquisitions to compliment its existing operations. Where possible, the Company will pay for acquisitions through the issuance of common shares of the Company.

On May 19, 2000, the Company acquired the business of Sullivan Park, LLC which is comprised of an internet services business involved in the development of on-line stores in California. The Company will issue common shares at a market value of $2,700,000 and assume up to $16,285 in current debt of the vendor for total proceeds of $2,716,875.

ITEM  7A.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK.

Not  applicable.

ITEM  8.     FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA.



                        1st Quarter. . 2nd Quarter    3rd Quarter    4th Quarter   Fiscal 2000
----------------------  -------------  -------------  -------------  ------------- -------------
Revenues . . . . . . .  $     76,598   $    250,149   $    220,230   $    157,941   $   704,918
----------------------  -------------  -------------  -------------  -------------  ------------
Loss from operations .  $   (310,416)  $ (1,002,939)  $ (1,038,820)  $ (3,308,320)  $(5,660,495)
                        -------------  -------------  -------------  -------------  ------------
Income (loss) before
extraordinary items. .  $    720,310   $   (855,409)  $ (1,031,618)  $ (3,526,513)  $(4,693,230)
                        -------------  -------------  -------------  -------------  ------------
Net income (loss) for
the period . . . . . .  $    720,310   $   (855,409)  $ (1,031,618)  $ (3,526,513)  $(4,693,230)
                        -------------  -------------  -------------  -------------  ------------
Net income (loss)
per share. . . . . . .  $       0.01   $      (0.01)  $      (0.01)  $      (0.04)  $     (0.05)
----------------------  -------------  -------------  -------------  -------------  ------------


Financial  Statements  Filed  as  a  Part  of  the  Annual  Report

     The  Company's  audited  financial  statements  include:

- Consolidated Balance Sheets for the fiscal years ended February 20, 2000 and February 29, 1999

- Consolidated Statements of Operations for the fiscal years ended February 29, 2000, February 28, 1999 and February 28, 1998

- Consolidated Statement of Stockholders' Equity for the fiscal years ended February 29, 2000, February 28, 1999 and February 28, 1998

- Consolidated Statements of Cash Flows for the fiscal years ended February 29, 2000, February 28, 1999 and February 28, 1998

-     Notes  to  the  Consolidated  Financial  Statements

Consolidated  Financial  Statements  of

VIRTUALSELLERS.COM,  INC.
(Formerly  Suncom  Telecommunications  Inc.)

(Expressed  in  U.S.  dollars)

Years  ended  February  29,  2000  and
February  28,  1999  and  1998

INDEPENDENT  AUDITORS'  REPORT
The  Board  of  Directors  and  Shareholders
VirtualSellers.Com,  Inc.

We have audited the accompanying consolidated balance sheets of VirtualSellers.Com, Inc. (formerly Suncom Telecommunications Inc.) as at February 29, 2000 and February 28, 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended February 29, 2000, and February 28, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at February 29, 2000 and February 28, 1999 and the results of its operations and its cash flows for the years ended February 29, 2000 and February 28, 1999 and 1998 in accordance with accounting principles generally accepted in the United States of America.

United States accounting principles differ in certain significant respects from accounting principles generally accepted in Canada. Application of accounting principles generally accepted in Canada would have affected the amounts reported to the extent summarized in note 17 to the consolidated financial statements.


/s/ KPMG LLP
Chartered  Accountants
Vancouver,  Canada
May  19,  2000



VIRTUALSELLERS.COM,  INC.
(Formerly  Suncom  Telecommunications  Inc.)

Consolidated  Balance  Sheets
(Expressed  in  U.S.  dollars)
--------------------------------------------------------------------------------------------
                                                           February  29,   February  28,
                                                                    2000           1999
--------------------------------------------------------------------------------------------
Assets

Current assets:
Cash and cash equivalents . . . . . . . . . . . . . . . . . .  $     447,844   $     75,763
Accounts receivable (note 13) . . . . . . . . . . . . . . . .         72,029         29,864
Inventories . . . . . . . . . . . . . . . . . . . . . . . . .         50,850              -
Prepaid expenses and advances (note 7). . . . . . . . . . . .        242,310         14,406
--------------------------------------------------------------------------------------------
                                                                     813,033        120,033

Investment (note 2) . . . . . . . . . . . . . . . . . . . . .              -              1

Equipment (note 8). . . . . . . . . . . . . . . . . . . . . .      1,926,857         97,800
--------------------------------------------------------------------------------------------
                                                               $   2,739,890   $    217,834
                                                               --------------  -------------
--------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued liabilities. . . . . . . . . . .  $     693,250   $    173,019
Current portion of long-term debt (note 9). . . . . . . . . .              -        272,861
--------------------------------------------------------------------------------------------
                                                                     693,250        445,880

Stockholders' equity:
Common shares, no par value: (note 10)
Authorized:
200,000,000 common shares
Issued and outstanding:

123,011,503 shares in 2000 and 77,097,110 shares in 1999. . .    102,492,038     95,524,122
Accumulated deficit . . . . . . . . . . . . . . . . . . . . .   (100,445,398)   (95,752,168)
--------------------------------------------------------------------------------------------
                                                                   2,046,640       (228,046)

Commitments and contingencies (notes 5, 6, 10 (b) and 15)
Subsequent events (note 18)
--------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------
                                                               $   2,739,890   $    217,834
--------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.



On  behalf  of  the  Board:

/s/ Dennis Sinclair                   /s/ Mel Baillie
-------------------                   ----------------
Director                              Director



VIRTUALSELLERS.COM,  INC.
(Formerly  Suncom  Telecommunications  Inc.)

Consolidated  Statements  of  Operations  and  Deficit
(Expressed  in  U.S.  dollars)

-------------------------------------------------------------------------------------------------------
                                                           Year  ended
                                                            February 29,     Years ended February 28,
                                                                   2000          1999          1998
-------------------------------------------------------------------------------------------------------
Revenue . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   704,918   $   175,563   $   920,532

Costs and expenses:
Direct costs. . . . . . . . . . . . . . . . . . . . . . . . .      144,314             -       588,316
Selling, general and administrative expenses
 (schedule) . . . . . . . . . . . . . . . . . . . . . . . . .    6,050,758     1,668,152     2,201,042
Depreciation. . . . . . . . . . . . . . . . . . . . . . . . .      170,341        18,802         5,177
Foreign exchange losses (gains) . . . . . . . . . . . . . . .      231,440       (52,808)       (5,630)
-------------------------------------------------------------------------------------------------------
                                                                 6,596,853     1,634,146     2,788,905
-------------------------------------------------------------------------------------------------------

Loss before other income (expense). . . . . . . . . . . . . .   (5,891,935)   (1,458,583)   (1,868,373)

Other income (expense):
Sale of trade name (note 16). . . . . . . . . . . . . . . . .      975,000             -             -
Miscellaneous . . . . . . . . . . . . . . . . . . . . . . . .       77,705        38,897         1,298
Loss on sale of equipment . . . . . . . . . . . . . . . . . .            -        (5,792)            -
Write-down of investment. . . . . . . . . . . . . . . . . . .            -      (170,000)            -
Gain on sale of CNC and CNT (note 6). . . . . . . . . . . . .      146,000             -     2,174,227
Loss on settlement of lawsuit (note 15(d)). . . . . . . . . .            -             -    (1,127,145)
-------------------------------------------------------------------------------------------------------
                                                                 1,198,705      (136,895)    1,048,380
-------------------------------------------------------------------------------------------------------

Loss before extraordinary item. . . . . . . . . . . . . . . .   (4,693,230)   (1,595,478)     (819,993)

Gain on forgiveness of debt, an extraordinary item
(note 4). . . . . . . . . . . . . . . . . . . . . . . . . . .            -             -    18,944,298
-------------------------------------------------------------------------------------------------------

Net income (loss) for the year. . . . . . . . . . . . . . . .  $(4,693,230)  $(1,595,478)  $18,124,305
-------------------------------------------------------------------------------------------------------

Loss before extraordinary items per share . . . . . . . . . .  $     (0.05)  $     (0.02)  $     (0.02)

Net income (loss)  per common share (note 1(i)) . . . . . . .  $     (0.05)  $     (0.02)  $      0.37
-------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.



VIRTUALSELLERS.COM,  INC.
(Formerly  Suncom  Telecommunications  Inc.)

Consolidated  Statements  of  Stockholders'  Equity
(Expressed  in  U.S.  dollars)
-------------------------------------------------------------------------------------------------------------------------
                                                                Number  of      Common
                                                                  Common        Share         Accumulated
                                                                  Shares        Amount         Deficit          Total
-------------------------------------------------------------------------------------------------------------------------
Balance, February 28, 1997. . . . . . . . . . . . . . . . . .   46,023,962   $ 93,584,406   $(112,280,995)  $(18,696,589)

Shares issued during the year:
For settlement of debt. . . . . . . . . . . . . . . . . . . .    1,000,000         20,225               -         20,225
For employees' and directors' compensation. . . . . . . . . .    5,566,000        228,544               -        228,544
For services received . . . . . . . . . . . . . . . . . . . .    1,310,811        132,558               -        132,558
Net income for the year . . . . . . . . . . . . . . . . . . .            -              -      18,124,305     18,124,305
-------------------------------------------------------------------------------------------------------------------------

Balance, February 28, 1998. . . . . . . . . . . . . . . . . .   53,900,773     93,965,733     (94,156,690)      (190,957)

Shares issued during the year:
For employees' and directors' compensation. . . . . . . . . .    5,463,000        646,137               -        646,137
Conversion of 1999 series convertible debentures. . . . . . .    8,500,000        807,355               -        807,355
Exercise of CCAA warrants (note 10(c)). . . . . . . . . . . .    8,183,337              -               -              -
Conversion of notes payable . . . . . . . . . . . . . . . . .    1,050,000        104,897               -        104,897
Loss for the year . . . . . . . . . . . . . . . . . . . . . .            -              -      (1,595,478)    (1,595,478)
-------------------------------------------------------------------------------------------------------------------------

Balance, February 28, 1999. . . . . . . . . . . . . . . . . .   77,097,110     95,524,122     (95,752,168)      (228,046)

Shares issued during the year:
For employees' and directors' compensation. . . . . . . . . .    7,541,888      2,496,669               -      2,496,669
Issued on acquisition of VirtualSellers (note 2). . . . . . .      500,000         50,000               -         50,000
Issued on acquisition of Call Direct (note 3) . . . . . . . .    1,200,000        202,716               -        202,716
Exercise of CCAA warrants (note 10(c)). . . . . . . . . . . .      495,525              -               -              -
Conversion of 2000 convertible debentures . . . . . . . . . .   11,605,000      1,125,835               -      1,125,835
For services received . . . . . . . . . . . . . . . . . . . .    5,644,335        580,654               -        580,654
For cash pursuant to private placements . . . . . . . . . . .   18,678,837      2,590,493               -      2,590,493
Shares returned and cancelled . . . . . . . . . . . . . . . .      (51,191)             -               -              -
Issued on acquisition of equipment (note 15(b)) . . . . . . .      300,000         87,000               -         87,000
Share issue costs . . . . . . . . . . . . . . . . . . . . . .            -       (165,451)              -       (165,451)
Loss for the year . . . . . . . . . . . . . . . . . . . . . .            -              -      (4,693,230)    (4,693,230)
-------------------------------------------------------------------------------------------------------------------------

Balance, February 29, 2000. . . . . . . . . . . . . . . . . .  123,011,504   $102,492,038   $(100,445,398)  $  2,046,640
-------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.



VIRTUALSELLERS.COM,  INC.
(Formerly  Suncom  Telecommunications  Inc.)

Consolidated  Statements  of  Cash  Flows
(Expressed  in  U.S.  dollars)
--------------------------------------------------------------------------------------------------------
                                                               Year  ended
                                                               February 29,     Years ended February 28,
                                                                   2000          1999          1998
--------------------------------------------------------------------------------------------------------
Cash provided by (used in):

Operations:
Net income (loss) for the year. . . . . . . . . . . . . . . .  $(4,693,230)  $(1,595,478)  $ 18,124,305
Items not involving cash: . . . . . . . . . . . . . . . . . .            -             -
Non-cash compensation expense . . . . . . . . . . . . . . . .    2,496,669       343,487        531,194
Non-cash services and purchases . . . . . . . . . . . . . . .      580,654             -        132,558
Depreciation and amortization . . . . . . . . . . . . . . . .      170,341        18,802          5,177
Write-down of investment. . . . . . . . . . . . . . . . . . .            -       170,000              -
Loss on sale of equipment . . . . . . . . . . . . . . . . . .            -         5,792              -
Gain on forgiveness of debt . . . . . . . . . . . . . . . . .            -             -    (18,944,298)
Loss on settlement of TeleHub lawsuit . . . . . . . . . . . .            -             -      1,127,145
Gain on sale of subsidiaries. . . . . . . . . . . . . . . . .     (146,000)            -     (2,174,227)
Change in non-cash operating working capital:
Accounts receivable . . . . . . . . . . . . . . . . . . . . .       17,883       (12,234)       (17,630)
Prepaid expenses and advances . . . . . . . . . . . . . . . .     (227,051)       (3,699)       933,082
Inventories . . . . . . . . . . . . . . . . . . . . . . . . .      (18,550)            -              -
Accounts payable and accrued liabilities. . . . . . . . . . .      376,218        12,453     (6,684,347)
--------------------------------------------------------------------------------------------------------
                                                                (1,443,066)   (1,060,877)    (6,967,041)

Financing:
Issuance of common shares for cash. . . . . . . . . . . . . .    2,590,493             -              -
2000 convertible debentures issued. . . . . . . . . . . . . .      852,974       272,861              -
Share issue costs . . . . . . . . . . . . . . . . . . . . . .     (165,451)            -              -
1999 convertible debentures issued. . . . . . . . . . . . . .            -       303,218        504,137
--------------------------------------------------------------------------------------------------------
                                                                 3,278,016       576,079        504,137

Investments:
Investment. . . . . . . . . . . . . . . . . . . . . . . . . .            -      (170,000)             -
Acquisition of equipment. . . . . . . . . . . . . . . . . . .   (1,625,827)      (17,802)       (14,568)
Cash acquired on acquisitions . . . . . . . . . . . . . . . .       16,958             -              -
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . .            -         5,750        (67,608)
Proceeds on sale of subsidiaries. . . . . . . . . . . . . . .      146,000             -      2,174,227
Proceeds on sale of assets. . . . . . . . . . . . . . . . . .            -             -      4,980,815
--------------------------------------------------------------------------------------------------------
                                                                (1,462,869)     (182,052)     7,072,866
--------------------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents. . . . . . .      372,081      (666,851)       609,962

Cash and cash equivalents, beginning of year. . . . . . . . .       75,763       742,614        132,652
--------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of year. . . . . . . . . . . .  $   447,844   $    75,763   $    742,614
--------------------------------------------------------------------------------------------------------


Non-cash transactions and supplemental disclosures - note 14.

See accompanying notes to consolidated financial statements.

VIRTUALSELLERS.COM,  INC.
(Formerly  Suncom  Telecommunications  Inc.)

Notes  to  Consolidated  Financial  Statements
(Expressed  in  U.S.  dollars)

Years  ended  February  29,  2000  and  February  28,  1999  and  1998


1.  SIGNIFICANT  ACCOUNTING  POLICIES:

(a)  Basis  of  presentation:

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Except as disclosed in note 17, these principles do not differ materially from accounting principles generally accepted in the Canada.

The consolidated financial statements presented to shareholders as at February 28, 1998 and for the years ended February 28, 1998 and 1997 were prepared under Canadian generally accepted accounting principles and reported in Canadian dollars. A reconciliation from Canadian GAAP to US GAAP was included in the notes to the consolidated financial statements. During fiscal 2000, the Company became a domestic issuer for Securities and Exchange Commission reporting requirements and consequently, the Company changed its financial statement presentation from Canadian GAAP and Canadian dollars to US GAAP and US dollars. These changes have been retroactively applied and prior periods presented restated in accordance with US GAAP and US dollars as the reporting currency.

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All subsidiaries were acquired from unrelated parties and have been accounted for using the purchase method. Their results of operations have been included from the respective effective dates of acquisition. All significant intercompany balances and transactions have been eliminated.


Canadian subsidiaries                             United States subsidiaries
---------------------------------------------  --------------------------------
Cam-Net Communications Inc. ("CNC")  ** . . .  Northnet Telecommunications Inc.
Cam-Net Telecommunications Inc. ("CNT")  ** .  eCommerce Solutions Inc.
Canadian-American Communications Inc.
Canadian Northstar Transmission Systems Ltd.
Preferred Telemanagement Inc. ("PTI")
CAM-NET Cellular Inc.


**  Both  of  these  Canadian subsidiaries were sold on April 30, 1997 (note 5).
The results of operations to the sale date are included in these consolidated financial statements.



(b)  Cash  and  cash  equivalents:

Cash and cash equivalents consist of overnight repurchase agreements and certificates of deposit having a term to maturity of less than three months. For presentation purposes, the Company considers all highly liquid debt instruments with original terms to maturity of three months or less when acquired to be cash equivalents.

VIRTUALSELLERS.COM,  INC.
(Formerly  Suncom  Telecommunications  Inc.)

Notes  to  Consolidated  Financial  Statements,  page  2
(Expressed  in  U.S.  dollars)

Years  ended  February  29,  2000  and  February  28,  1999  and  1998


1.  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED):

(c)  Inventories:

The  Company's  entire inventory balance consists of goods purchased for resale.
The  inventory  is valued at the lower of average cost and net realizable value.

(d)  Equipment:

Equipment is recorded at cost. Depreciation is recorded using the straight-line method over the following estimated useful lives:


Office equipment                                                     5 - 7 years
Computer hardware                                                    3 - 5 years
Computer software                                                    3 - 5 years
-----------------                                                    -----------

Leasehold improvements are depreciated on a straight-line basis over the shorter of the lease term or their estimated useful lives.

(d)  Revenue  recognition:

The  Company  recognizes  revenue  in  accordance  with  the  following  terms:

Call Center division - based on monthly per customer charges for standard services.

Call  Direct  catalogue division - based on delivery of product to the customer.

Vitualsellers.com e'commerce division - based on commissions earned on product ordered from the Company's internet site and based on fees earned for consulting services related to website development projects.

(e)  Foreign  exchange:

As at February 29, 2000, the functional currency of the Company's operations is the United States dollar except for its Canadian subsidiaries for which it is the Canadian dollar. In prior years, the functional currency was the Canadian dollar except for the Company's United States subsidiaries for which it was the United States dollar. Subsidiary amounts originally measured in other than the Company's functional currency are translated to the functional currency by using a current rate of exchange. Assets and liabilities are translated at the exchange rate at the balance sheet date. Revenues, expenses, gains and losses are translated at the exchange rate at the dates on which those transactions occurred except that weighted average exchange rate is used to translate normal recurring transactions. Translation adjustments are reported separately and accumulated in a separate component of equity, if material. No translation adjustments have been recorded for the years presented as they are not material.

VIRTUALSELLERS.COM,  INC.
(Formerly  Suncom  Telecommunications  Inc.)

Notes  to  Consolidated  Financial  Statements,  page  3
(Expressed  in  U.S.  dollars)

Years  ended  February  29,  2000  and  February  28,  1999  and  1998


1.  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED):

(e)  Foreign  exchange  (continued):

Balance sheet items denominated in Canadian dollars held by U.S. subsidiaries or the parent company are translated into United States dollars at exchange rates prevailing at the balance sheet date for monetary items and at exchange rates in effect at the transaction date for non-monetary items. Statement of operations items are translated at actual or average rates prevailing during the year.
Gains and losses on translation of balance sheet items are included in operations as incurred.

(f)  Stock  option  plan:

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations, in accounting for its fixed plan stock option grants to employees and directors. As such, compensation expense would be recorded on the date of grant only if the current market prices of the underlying stock exceeded the exercise price. Option grants to other than employees and directors are measured at their fair value. Any calculated compensation expense is recognized over the vesting period.

(g)  Use  of  estimates:

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities and the disclosure of contingent assets and liabilities in preparing these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates. In these consolidated financial statements, significant areas requiring the use of management estimates relate to the determination of the recoverability of capital assets and the related income statement amount for depreciation.

(h)  Income  taxes:

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. When the realize ability of deferred tax assets is not considered to be more likely than not, a valuation allowance is provided.

VIRTUALSELLERS.COM,  INC.
(Formerly  Suncom  Telecommunications  Inc.)

Notes  to  Consolidated  Financial  Statements,  page  4
(Expressed  in  U.S.  dollars)

Years  ended  February  29,  2000  and  February  28,  1999  and  1998


1.  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED):

(i)  Net  income  (loss)  per  common  share:

Basic net income (loss) per common share is computed based on the weighted average number of common shares outstanding during the year, which were are follows:

2000                                                     91,556,798
1999                                                     65,748,339
1998                                                     48,619,799

Diluted earnings per share for 1998 is $0.30. Diluted earnings per share has not been presented for 2000 and 1999 as the impact of outstanding convertible securities would be to reduce the loss per share.

(j)  Financial  instruments:

The fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates their carrying values due to the short term nature of these amounts. The fair value of the Company's long-term debt in 1999 which included debentures, approximated its carrying value as these instruments had been recently issued at market interest rates.

2.  ACQUISITION  OF  THE  BUSINESS  OF  VIRTUALSELLERS.COM:

In 1999, the Company commenced negotiations for a license agreement with Internet Presence Coordinators, Inc. ("IPC") (d.b.a. VirtualSellers.com) whereby the Company would acquire the right to operate the business and use the assets of IPC in return for a royalty of 1% of net revenues and 3,000,000 common shares of the Company if certain pro forma revenue and expense projections were met.

Under a preliminary agreement, the Company committed to raise $2,000,000 to fund the business. If the Company did not raise the $2,000,000, the Company had the option to cancel the license agreement and IPC would have had to repay two times all amounts advanced. To February 28, 1999, $170,000 had been advanced to IPC to fund the business.

At February 28, 1999, the Company had written down the amounts advanced to IPC to $1 to reflect the uncertain collectibility of the amounts advanced.

VIRTUALSELLERS.COM,  INC.
(Formerly  Suncom  Telecommunications  Inc.)

Notes  to  Consolidated  Financial  Statements,  page  5
(Expressed  in  U.S.  dollars)

Years  ended  February  29,  2000  and  February  28,  1999  and  1998


2.  ACQUISITION  OF  THE  BUSINESS  OF  VIRTUALSELLERS.COM.  (CONTINUED):

On April 23, 1999, the preliminary license agreement was canceled and the Company acquired the business of Virtualsellers.com which provides turn-key order processing of electronic commerce transactions for third parties selling goods and services over the Internet. The Company issued 500,000 common shares having a market value of $0.10 per share for $50,000 in share consideration, agreed to pay $170,000 in cash which was settled with the $170,000 which had been previously advanced, and assumed $28,929 in current debt of the vendor for total proceeds of $248,928. This acquisition has been accounted for as a purchase of the business of Virtualsellers.com. under the purchase method with effect from April 23, 1999.

Details of the fair values assigned to the assets acquired and liabilities assumed in the acquisition are as follows:

-------------------------------------------------------
Assets acquired:
 Current assets . . . . . . . . . . . . . .  $   6,448
 Equipment. . . . . . . . . . . . . . . . .     72,481
-------------------------------------------------------
                                                78,929
Liabilities assumed:
 Accounts payable and accrued liabilities .     28,929
-------------------------------------------------------

Net assets acquired . . . . . . . . . . . .  $  50,000
-------------------------------------------------------

-------------------------------------------------------

Consideration paid:
 Advances to VirtualSellers.com . . . . . .  $ 170,000
 Less: allowance recorded for advances. . .   (170,000)
 Shares issued. . . . . . . . . . . . . . .     50,000
-------------------------------------------------------
                                             $  50,000
-------------------------------------------------------


Proforma information is included in note 3.


3.  ACQUISITION  OF  THE  BUSINESS  OF  CALLDIRECT  ENTERPRISES  INC.:

On May 15, 1999, the Company acquired the business of CallDirect Enterprises Inc. which is comprised of a direct response catalogue publisher and merchandise seller located in Delta, British Columbia, Canada. The Company issued 1,200,000 common shares at a market value of $0.17 per share for $202,716 in share consideration and assumed up to $73,650 in current debt of the vendor for total consideration of $276,369. This acquisition has been accounted for as a purchase of the business of CallDirect Enterprises, Inc. accounted for under the purchase method with effect from May 15, 1999.

VIRTUALSELLERS.COM,  INC.
(Formerly  Suncom  Telecommunications  Inc.)

Notes  to  Consolidated  Financial  Statements,  page  6
(Expressed  in  U.S.  dollars)

Years  ended  February  29,  2000  and  February  28,  1999  and  1998


3.  ACQUISITION  OF  THE  BUSINESS  OF  CALLDIRECT ENTERPRISES INC (CONTINUED).:

Details of the fair values assigned to the assets acquired and liabilities assumed in the acquisition are as follows:



---------------------------------------------------
Assets acquired:
 Cash . . . . . . . . . . . . . . . . . .  $ 16,958
 Other current assets . . . . . . . . . .    86,753
 Equipment. . . . . . . . . . . . . . . .   214,090
---------------------------------------------------
                                            317,801
Liabilities assumed:
 Accounts payable and accrued liabilities   115,085
---------------------------------------------------

Net assets acquired . . . . . . . . . . .  $202,716
---------------------------------------------------

---------------------------------------------------

Consideration paid:
 Shares issued. . . . . . . . . . . . . .  $202,716
---------------------------------------------------

Proforma  financial  information:

If the acquisitions of CallDirect and Virtualsellers.com had occurred on March 1, 1999, the results of selected operating accounts would be as follows:


---------------------------------------------
Revenues. . . . . . . . . . . .  $   772,019
Loss before extraordinary items   (4,832,073)
Loss for the year . . . . . . .   (4,832,073)
Loss per common share . . . . .        (0.05)
-------------------------------  ------------


4.  REORGANIZATION  PLAN  AND  GAIN  ON  FORGIVENESS  OF  DEBT:

On January 14, 1997, the Company and its Canadian subsidiaries filed for and received protection under the Company Creditors' Arrangements Act ("CCAA"). On July 4, 1997, the Company submitted a Reorganization Plan (the "Plan") to its secured and unsecured creditors. Secured and unsecured creditors approved the Plan on August 8, 1997.

VIRTUALSELLERS.COM,  INC.
(Formerly  Suncom  Telecommunications  Inc.)

Notes  to  Consolidated  Financial  Statements,  page  7
(Expressed  in  U.S.  dollars)

Years  ended  February  29,  2000  and  February  28,  1999  and  1998


4.  REORGANIZATION  PLAN  AND  GAIN  ON  FORGIVENESS  OF  DEBT  (CONTINUED):

During the year ended February 28, 1998, the Company recognized a gain on forgiveness of debt of approximately $18,544,000 (CDN $25,700,000) representing total secured and unsecured debt of approximately $24,678,000 (CDN $34,200,000) less $4,400,000 (CDN $6,100,000) paid to secured and unsecured creditors and less a further estimated payment of $1,734,000 (CDN $2,400,000), which was retained in a trust fund and subject to court approval for release. During the year ended February 28, 1999, approximately $734,000 (CDN $900,000) was repaid from the trust fund leaving a balance of approximately $1,000,000 (CDN $1,500,000). During the year ended February 29, 2000, the remaining funds were paid from the trust fund to unsecured creditors after settling trust fund expenses and other claims.

5.  SALE  OF  ASSETS:

On April 7, 1997, the Company sold its accounts receivable, capital assets including leased assets, licences and acquired customer base for cash of $4,980,815 (CDN $6,750,000). These assets sold represented all of the Company's and subsidiaries' significant operating assets on this date.

Of  the  $4,980,815  (CDN  $6,750,000) received, $675,000 (CDN $1,000,000) was a conditional payment to protect the purchaser against incorrect representations or warranties by the Company and its subsidiaries in relation to the accounts receivable and customer base sold. The contingent payment was to be released 150 days after April 8, 1997 if the purchaser made no claim against the hold-back. The purchaser disputed the entire amount of the hold-back, whereas the Company believed the hold-back should be released in its entirety.

During fiscal 2000, this contingency was settled by agreement between the parties. Under the settlement, CDN $700,000 was paid into the CCAA trust account for CCAA creditors, CDN $25,000 was paid to the Company and CDN $275,000 was returned to the purchaser.

6.  DISPOSAL  OF  CNC  AND  CNT:

On April 30, 1997, the Company sold the common shares of its wholly-owned subsidiary, CNC, including CNC's wholly-owned subsidiary, CNT, for cash proceeds of $2,218,000 (CDN $3,070,000). After deducting commissions paid on the sale of $43,000 (CDN $60,000), the Company realized a gain on the sale of approximately $2,175,000 (CDN $3,010,000).

VIRTUALSELLERS.COM,  INC.
(Formerly  Suncom  Telecommunications  Inc.)

Notes  to  Consolidated  Financial  Statements,  page  8
(Expressed  in  U.S.  dollars)

Years  ended  February  29,  2000  and  February  28,  1999  and  1998


6.  DISPOSAL  OF  CNC  AND  CNT  (CONTINUED):

Additional contingent consideration was to be receivable to the extent of 15% of CNC's consolidated net income for each fiscal year of CNC commencing 36 months after April 30, 1997 but limited to the amount of intercorporate loans owing to the Company by CNC and CNT at the time of the sale of approximately $95,600,000. Contingent consideration was to be recorded when the amounts were determinable. The first $500,000 of contingent consideration received was to be payable to a secured creditor as disclosed in note 3. Any additional amounts were to be available to the Company and were not to be available for CCAA creditors (note 4).

During fiscal 2000, the Company sold its right to the contingent consideration and related loans for $390,000 (CDN $575,000). By agreement with the secured creditor discussed above, the Company paid cash of $244,000 (CDN $360,000) to the secured creditor and retained $146,000 (CDN $215,000).

7.  PREPAID  EXPENSES  AND  ADVANCES:



-----------------------------------
                    2000     1999
-----------------------------------
Prepaid expenses  $221,386  $ 3,349
Deposits . . . .    20,924   11,080
-----------------------------------
                  $242,310  $14,429
-----------------------------------



8.  EQUIPMENT:

--------------------------------------------------------------
                                                          2000
--------------------------------------------------------------
                                        Accumulated  Net  book
                            Cost       depreciation      value
--------------------------------------------------------------
Office equipment . . .  $     886,016  $     153,031  $  732,985
Computer hardware. . .        958,275         99,918     858,357
Computer software. . .        126,603         27,882      98,721
Leasehold improvements        262,564         25,770     236,794
----------------------------------------------------------------
                        $   2,233,458  $     306,601  $1,926,857
----------------------------------------------------------------

----------------------------------------------------------------
                                                            1999
                                                    ------------
                             Accumulated                Net book
  Cost . . . . . . . .       depreciation                  value
----------------------------------------------------------------
Office equipment . . .  $     119,099  $      21,299  $   97,800
----------------------------------------------------------------

VIRTUALSELLERS.COM,  INC.
(Formerly  Suncom  Telecommunications  Inc.)

Notes  to  Consolidated  Financial  Statements,  page  9
(Expressed  in  U.S.  dollars)

Years  ended  February  29,  2000  and  February  28,  1999  and  1998


9.  LONG-TERM  DEBT:


-----------------------------------------------------
                                    2000      1999
-----------------------------------------------------
2000 series convertible debentures  $   -  $ 272,861
Less current portion . . . . . . .      -   (272,861)
-----------------------------------------------------
                                    $   -  $       -
-----------------------------------------------------



2000  series  convertible  debentures:
--------------------------------------

As part of a U.S. $4,000,000 offering of convertible debentures, the Company received U.S. $272,861 between January 19, 1999 and February 28, 1999. The debentures earned interest at 8% per annum, were repayable on January 15, 2000 and were convertible into common shares of the Company at a rate of U.S. $0.18 per share (conversion rate equal to the market value of the common shares at the date of issuance of the convertible debentures). The Company received $852,974 in fiscal 2000 in additional 2000 series convertible debentures. All of the debentures converted into common shares in fiscal 2000.

10.  SHARE  CAPITAL:

(a)  Authorized:

200,000,000  common  stock  without  par  value

150,000,000  class  A  preference  stock  without  par  value

150,000,000  class  B  preference  stock  without  par  value

(b)  Commitments  to  issue  common  shares:

The Company has committed to issue 13,000,000 shares to former creditors under a reorganization plan as disclosed in note 3. As at February 28, 2000, 8,678,862 (1999 - 8,183,337) shares have been issued to creditors leaving an outstanding commitment to issue 4,321,138 (1999 - 4,816,663) shares.

(c)  Reduction  of  common  share  stated  capital:

On August 22, 1996, the shareholders of the Company passed a special resolution to reduce the stated capital of the Company's common shares by $86,729,000 (CDN $117,535,000). For accounting purposes, the recorded amounts for common shares and deficit have not been adjusted.

VIRTUALSELLERS.COM,  INC.
(Formerly  Suncom  Telecommunications  Inc.)

Notes  to  Consolidated  Financial  Statements,  page  10
(Expressed  in  U.S.  dollars)

Years  ended  February  29,  2000  and  February  28,  1999  and  1998


10.  SHARE  CAPITAL  (CONTINUED):

(d)  Warrants  and  options:

At February 29, 2000, the Company has 361,710 share purchase warrants outstanding which expire on April 26, 2001. Each warrant entitles the holder to purchase one common share for CDN $1.50. The Company also has 1,000,000 share purchase warrants outstanding which expire on June 30, 2001. Each warrant entitles the holder to purchase one common share for CDN $1.00. The Company also has 77,255 warrants outstanding which expire on September 8, 2000. Each warrant entitles the holder to purchase one common share for no additional consideration. These warrants were issued to creditors of CallDirect to settle outstanding indebtedness. The Company has 100,000 stock options outstanding at an exercise price of $1.28, expiring January 31, 2001 These options were originally granted in fiscal 1997.

(e)  Issuance  of  shares  for  non-monetary  consideration:

Shares issued for employee and director compensation, to third parties for services rendered, for settlement of debt and for the acquisition of assets or businesses are recorded based upon the market trading value of the shares at the date of the related agreements to issue the shares.

11.  INCOME  TAXES:

Loss  before  income  taxes  consists  of  the  following:

-------------------------------------------------------
                   2000          1999          1998
-------------------------------------------------------
Canada. . . .  $(2,869,047)  $(1,595,478)  $18,166,223
United States   (1,679,183)     (134,509)      (41,918)
-------------------------------------------------------
               $(4,548,230)  $(1,595,478)  $18,124,305
-------------------------------------------------------

Income tax expense (recovery) attributable to earning (loss) from operations differs from the amounts computed by applying the combined federal and provincial income tax rate of approximately 45.6% to earnings (loss) before taxes as a result of the following:

--------------------------------------------------------------------------------------------
                                                          2000         1999         1998
--------------------------------------------------------------------------------------------
At statutory rates . . . . . . . . . . . . . . . . .  $(2,074,000)  $(728,000)  $ 8,265,000

Losses and other timing differences not tax-affected    1,821,000     723,000       192,000
Non-deductible items and other . . . . . . . . . . .      253,000       5,000    (2,160,000)
Utilization of prior year losses . . . . . . . . . .            -           -    (6,297,000)
--------------------------------------------------------------------------------------------
                                                              -$-   $       -   $         -
--------------------------------------------------------------------------------------------

VIRTUALSELLERS.COM,  INC.
(Formerly  Suncom  Telecommunications  Inc.)

Notes  to  Consolidated  Financial  Statements,  page  11
(Expressed  in  U.S.  dollars)

Years  ended  February  29,  2000  and  February  28,  1999  and  1998


11.  INCOME  TAXES  (CONTINUED):

The tax effects of temporary differences that give rise to significant portions of the future tax assets and liabilities are as follows:



--------------------------------------------------------------
                                        2000          1999
--------------------------------------------------------------
Future tax assets:
Canada:
Net operating losses carry forward  $ 5,438,771   $ 3,970,290
Other. . . . . . . . . . . . . . .      370,265       723,855
--------------------------------------------------------------
                                      5,809,036     4,694,145

United States:
Net operating losses carry forward      566,504             -
--------------------------------------------------------------
                                      6,375,540     4,694,145
Less valuation allowance . . . . .   (6,375,540)   (4,694,145)
--------------------------------------------------------------

Net future tax assets. . . . . . .            -             -
--------------------------------------------------------------


As at February 29, 2000, the Company has accumulated losses for tax purposes of approximately $13,604,000 which may be carried forward to reduce taxable income in future years. These losses may be claimed no later than:

---------------------------------------------------------
                                  Canada    United States
---------------------------------------------------------
February 28,             2000         26,565          -
                         2001        430,713          -
                         2002      2,479,413          -
                         2003      2,049,319          -
                         2004      1,733,883          -
                         2005      2,349,665          -
                         2006      3,074,788          -
                         2007              -          -
                         2020              -  1,460,061
-------------------------------------------------------
                                  12,144,346  1,460,061
-------------------------------------------------------

VIRTUALSELLERS.COM,  INC.
(Formerly  Suncom  Telecommunications  Inc.)

Notes  to  Consolidated  Financial  Statements,  page  12
(Expressed  in  U.S.  dollars)

Years  ended  February  29,  2000  and  February  28,  1999  and  1998


12.  SEGMENTED  INFORMATION:

The Company has three operating segments - a call center division, a catalogue division ("CallDirect") and an e'commerce division ("Virtualsellers.com"). The call center and e'commerce segments are located in the United States and the catalogue segment is located in British Columbia, Canada. The e'commerce and catalogue segments were acquired in fiscal 2000. The Company had one operating segment in 1999 - the Call Center. Segmented information for the year ended February 29, 2000 and for the year ended February 28, 1998 is as follows:

OPERATING  SEGMENTS:

2000
----

---------------------------------------------------------------------------------
                    Call  Center  Catalogue  e'commerce  Segment
                    Segment       Segment    Segment     Eliminations  Total
---------------------------------------------------------------------------------

Gross revenue       $333,222    $247,526    $124,170                    $704,918
---------------------------------------------------------------------------------

Segment loss        $(212,625)  $(120,368)  $(1,491,558)             $(1,824,551)
Corporate                                                            (2,888,679)
---------------------------------------------------------------------------------

Loss for the year                                                   $(4,693,230)
---------------------------------------------------------------------------------

Segment assets      $155,618    $286,048    $1,839,034   $          $  2,255,700
Corporate assets                                                         484,190
---------------------------------------------------------------------------------

Total assets                                             $          $  2,739,890
---------------------------------------------------------------------------------

Equipment additions:

Equipment           $52,845     $1,191      $1,571,791   $          $  1,625,827
---------------------------------------------------------------------------------

Corporate                                                                      -
---------------------------------------------------------------------------------

                                                                    $  1,625,827
---------------------------------------------------------------------------------

Depreciation and amortization expense:

Equipment           $23,356     $39,553     $107,432     $-         $    170,341
---------------------------------------------------------------------------------

Corporate assets                                                               -
---------------------------------------------------------------------------------

                                                                    $    170,341
---------------------------------------------------------------------------------

VIRTUALSELLERS.COM,  INC.
(Formerly  Suncom  Telecommunications  Inc.)

Notes  to  Consolidated  Financial  Statements,  page  13
(Expressed  in  U.S.  dollars)

Years  ended  February  29,  2000  and  February  28,  1999  and  1998


12.  SEGMENTED  INFORMATION  (CONTINUED):
OPERATING  SEGMENTS  (CONTINUED)

1998
----

----------------------------------------------------------------------------------------
                                        Call  Center Long-Distance Segment
                                           Segment     Segment   Eliminations    Total
----------------------------------------------------------------------------------------
Gross revenue . . . . . . . . . . . . .  $    17,945   $902,587  $           -  $920,532
----------------------------------------------------------------------------------------

Segment income (loss) . . . . . . . . .  $   (29,973)  $266,997              -   237,024
Corporate . . . . . . . . . . . . . . .   (1,057,017)
----------------------------------------------------------------------------------------

Loss before extraordinary item. . . . .                                      $  (819,993)
----------------------------------------------------------------------------------------

Segment assets. . . . . . . . . . . . .  $   146,930   $      -  $           -  $146,930

Corporate assets. . . . . . . . . . . .      734,174
----------------------------------------------------------------------------------------

Total assets. . . . . . . . . . . . .                                    .  $    881,104
----------------------------------------------------------------------------------------

Equipment additions:

Equipment . . . . . . . . . . . . . . .  $    14,568   $      -  $           -  $ 14,568
----------------------------------------------------------------------------------------

Corporate . . . . . . . . . . . . . . .                                               -
----------------------------------------------------------------------------------------

                                                                             $    14,568
----------------------------------------------------------------------------------------

Depreciation and amortization expense:

Equipment . . . . . . . . . . . . . . .  $     2,914   $  2,263  $           -  $  5,177
----------------------------------------------------------------------------------------

Corporate assets. . . . . . . . . . . .                                                -
----------------------------------------------------------------------------------------
                                                                             $     5,177
----------------------------------------------------------------------------------------

VIRTUALSELLERS.COM,  INC.
(Formerly  Suncom  Telecommunications  Inc.)

Notes  to  Consolidated  Financial  Statements,  page  14
(Expressed  in  U.S.  dollars)

Years  ended  February  29,  2000  and  February  28,  1999  and  1998


12.  SEGMENTED  INFORMATION  (CONTINUED):

GEOGRAPHIC  SEGMENTS:

2000
----


------------------------------------------------------------------
                              United  Segment
                   Canada     States  Eliminations   Total
------------------------------------------------------------------

Gross revenue      $247,526  $  457,392  $             $  704,918
------------------------------------------------------------------

Location of assets:
Equipment          $178,828  $1,748,029  $-            $1,926,857
------------------------------------------------------------------


13.  RELATED  PARTY  TRANSACTIONS:

Included in accounts receivable is $nil (1999 - $26,136) due from the Company's President (and Director) and Concept 10 Inc., a wholly-owned subsidiary of the Company's President (and Director). Payments totalling $267,000 were made to the President and Concept 10 Inc. during the year ended February 29, 2000 (1999
- $nil; 1998 - $nil) for services rendered in connection with a private placement of common shares.

14.  NON-CASH  TRANSACTIONS  AND  SUPPLEMENTAL  DISCLOSURES:

The  Company  had  the  following  material  non-cash  transactions:


-----------------------------------------------------------------------------
                                                2000        1999       1998
-----------------------------------------------------------------------------
Issuance of shares for:
Employee and director compensation. . . . .  $2,496,669  $  646,137  $228,544
Conversion of debentures and notes payable.   1,125,835     912,252         -
Acquisition of VirtualSellers (note 2). . .      50,000           -         -
Acquisition of Call Direct (note 3) . . . .     202,716           -         -
Acquisition of equipment. . . . . . . . . .      87,000           -         -
Settlement of debt. . . . . . . . . . . . .           -           -    20,225
Services received . . . . . . . . . . . . .     580,654           -   132,558
-----------------------------------------------------------------------------
                                             $4,542,874  $1,558,389  $381,327
-----------------------------------------------------------------------------



Interest of $nil (1999 - $14,475; 1998 - $nil) was paid in the year. No income taxes were paid in the years presented.

VIRTUALSELLERS.COM,  INC.
(Formerly  Suncom  Telecommunications  Inc.)

Notes  to  Consolidated  Financial  Statements,  page  15
(Expressed  in  U.S.  dollars)

Years  ended  February  29,  2000  and  February  28,  1999  and  1998


15.  COMMITMENTS  AND  CONTINGENCIES:

(a)  Executive  compensation:

The Company is committed to annual salary payments of $300,000 to the President. Upon termination of employment by the Company, the President is entitled to payments equal to two years salary. In addition, under certain circumstances constituting a change of control of the Company, the President is entitled to receive a cash payment of $600,000 and 1,000,000 common shares in the Company. In the event of a transfer, sale, merger, takeover, acquisition, reorganization or consolidation of the Company, the President is entitled to receive common shares in the Company equal to 1.5% of the monetary value of the transaction.

(b)  Commitment  to  issue  shares:

The Company acquired software in fiscal 2000 for the issuance of 300,000 common shares. The Company is committed to a further 300,000 common shares to the vendor if the vendor has successfully trained the Company's employees in the use, operation and development of the software. The additional 300,000 shares will be recorded when this contingency is resolved.

(c)  Lawsuit:

A former employee has commenced a lawsuit against the Company concerning an injunction imposed on shares held by the employee. The employee is claiming to have the injunction released as well as damages of $200,000. The outcome of the litigation is not determinable at this time.

(d)  Settlement  of  lawsuit:

The Company settled a lawsuit during fiscal 1998 whereby the Company received $450,000 for a claim against a third party for breach of contract. The Company had paid approximately $1,350,000 to the third party for the development of technology which was never completed. The loss recorded of $1,127,145 includes legal and other related expenses.

(e)  Operating  leases:

The Company is committed to annual office and equipment rental payments as follows:


2001                                       $     315,000
2002                                             347,000
2003                                             261,000
2004                                             258,000
2005                                                   -
----                                                   -

                                            $  1,181,000
                                            ------------

VIRTUALSELLERS.COM,  INC.
(Formerly  Suncom  Telecommunications  Inc.)

Notes  to  Consolidated  Financial  Statements,  page  16
(Expressed  in  U.S.  dollars)

Years  ended  February  29,  2000  and  February  28,  1999  and  1998


16.  SALE  OF  TRADE  NAME:

During fiscal 2000, the Company settled a dispute with a third party over the Company's former trade name, Suncom Telecommunications. The Company received $975,000 in cash in consideration for transferring the trade name to the third party. In conjunction with this settlement, the Company changed its name to Virtualsellers.com, Inc.

17. RECONCILIATION OF CANADIAN TO UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES ("GAAP"):

These financial statements are prepared in accordance with US GAAP, which do not differ materially from Canadian GAAP with respect to the accounting policies and disclosures in these financial statements, except as follows:

Under US GAAP, a reduction in an accumulated deficit with a corresponding reduction in common share stated capital is only permitted in limited circumstances. Under Canadian GAAP, a reduction in an accumulated deficit with a corresponding reduction in common share stated capital is permitted if approved by the shareholders of the Company. On August 22, 1996, the shareholders of the Company passed a special resolution to reduce the stated capital of the Company's common shares by $86,729,000 (CDN - $117,535,000). As a result, under Canadian GAAP, commons tock and accumulated deficit would be reduced by $86,729,000 for all years presented.

Under US GAAP, gains arising from extinguishment of debt that are included in the determination of net income should be classified as an extraordinary item. Under Canadian GAAP, such gains would not be classified as an extraordinary item.

18.  SUBSEQUENT  EVENTS:

(a)  Private  placement  of  common  shares:

Subsequent to February 29, 2000, the Company completed a private placement of 1,693,324 common shares at a price of $2.50 per share for total proceeds of $4,233,350. Concept 10 Inc., a company controlled by the Company and Director of the Company, received commissions totalling $444,502 and was issued 200,000 agent's warrants.

(b)  Acquisition  of  Sullivan  Park:

On May 19, 2000, the Company acquired the business of Sullivan Park, LLC which is comprised of an internet services business involved in the development of on-line stores in Los Angeles, California. The Company will issue common shares at a market value of $2,700,000 in share consideration and assume up to $16,285 in current debt of the vendor for total proceeds of $2,716,875. The shares will be issued no later than one year from the date of acquisition.

VIRTUALSELLERS.COM,  INC.
(Formerly  Suncom  Telecommunications  Inc.)


Consolidated  Schedule  of  Selling,  general  and  Administrative  Expenses
(Expressed  in  U.S.  dollars)

------------------------------------------------------------------------
                                 Year  ended
                                 February 29,  Years ended February 28,
                                       2000        1999        1998
------------------------------------------------------------------------
Cash wages and benefits. . . . . .  $1,392,763  $   35,578  $  660,570
Non-cash wages and benefits. . . .   2,496,669     646,137     228,544
Rent, utilities and property taxes     451,428      98,253      49,886
Marketing and advertising. . . . .     292,654     236,108       9,752
Accounting and legal . . . . . . .     293,686     211,963     479,957
Consulting fees. . . . . . . . . .     248,121      41,968     127,652
Office and sundry. . . . . . . . .     230,490     126,588     384,477
Travel and promotion . . . . . . .     129,076      94,055      76,798
Internet . . . . . . . . . . . . .     126,787           -           -
Telephone. . . . . . . . . . . . .     105,897      32,871      13,017
Insurance. . . . . . . . . . . . .     100,773      65,403     152,371
Equipment rental . . . . . . . . .      51,479       5,203       2,417
Printing . . . . . . . . . . . . .      41,514      12,569       1,432
Billing system fees. . . . . . . .      30,723      11,720         947
Bank charges and interest. . . . .      23,266      14,873       1,285
Automobile . . . . . . . . . . . .      17,164      10,768       2,935
Licences, taxes and dues . . . . .       7,184         350           -
Subscriptions and dues . . . . . .       6,836         719           -
Bad debts. . . . . . . . . . . . .       4,248      22,833           -
Commissions. . . . . . . . . . . .           -         193       9,002
----------------------------------------------------------------------
                                    $6,050,758  $1,668,152  $2,201,042
----------------------------------------------------------------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

Certain information required by Part III is incorporated by reference in this Annual Report on Form 10-K from the Company's definitive proxy statement for its 2000 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A (the "Proxy Statement").

ITEM  10.     DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT.

The information required by this Item is incorporated by reference from the Proxy Statement.

ITEM  11.     EXECUTIVE  COMPENSATION.

The information required by this Item is incorporated by reference from the Proxy Statement.

ITEM  12.     SECURITY  OWNERSHIP  OF  CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this Item is incorporated by reference from the Proxy Statement.

ITEM  13.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

The information required by this Item is incorporated by reference from the Proxy Statement.

                                     PART IV

ITEM  14.     EXHIBITS,  FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

Reports  of  Form  8-K

The Company did not file any reports on Form 8-K during the quarter ended February 29, 2000.

The following exhibits are filed as part of or incorporated by reference into this Form 10-K.

Exhibit
Number          Exhibit  Title
------          --------------
 (3)     Articles  of  Incorporation  and  Bylaws

3.1     Certificate  of  Continuance,  dated  January  11,  1991

3.2     Certificate  of  Amendment,  dated  June  14,  1995

3.3     Certificate  of  Amendment,  dated  September  14,  1995

3.4     Certificate  of  Amendment,  dated  December  22,  1995

3.5     Certificate  of  Amendment,  dated  March  23,  1999

3.6     Certificate  of  Amendment,  dated  May  31,  1999

3.7     Certificate  of  Amendment,  dated  July  18,  1997

3.8     By-laws  of  the  Company

(10)     Material  Contracts

     10.1 Release and Settlement Agreement between the Company, R. John Eccles and CallDirect Capital Corp., dated September 8, 1999

     10.2 Management Agreement between the Company and Dennis Sinclair, dated January 1, 2000-05-17

     10.3 Employment Agreement between the Company and Todd Garey, dated July 31, 1999

     10.4 Employment Agreement between the Company and Nathan S. Bawden, dated June 30, 1999

     10.5 Employment Agreement between the Company and Everett Palmer, dated June 15, 1999

     10.6 Employment Agreement between the Company and Dorothy Tomek, dated April 23, 1999

     10.7 Employment Agreement between the Company and Kevin Wielgus, dated April 23, 1999

     10.8 Joint Venture Agreement between the Company and IMC (Internet Marketing Consortium) / Cable Print Network Marketing, Inc., dated March 14, 2000

     10.9 Partner Agreement between Red Hat, Inc. and the Company, dated February 11, 2000

     10.10 LACD Agreement between Red Hat, Inc. and the Company, dated February 11, 2000

     10.11 Assignment Agreement between the Company and Xenon Financial Services Ltd., dated May 31, 1999

     10.12 Lease between the Company and Rolling Meadows Associates L.L.C., dated May 10, 1999

     10.13     Settlement  and  Stock  Option  Agreement between the Company and
Todd  Ruelle,  dated  January,  2000

     10.14 Asset Purchase Agreement between Virtualsellers.com, Inc., Kevin Wielgus, Dorothy Tomek and SunCom Telecommunications Inc., dated April 23, 1999

     10.15 Letter Agreement between the Company and Universal Electronic Marketing Inc., dated April 24, 2000

     10.16 Asset Purchase Agreement between the Company, Seth Russell and Nathan S. Bawden, dated June 30, 1999

     10.17 Asset Purchase Agreement between the Company, William McGinty and CallDirect Enterprises Inc., dated May 6, 1999

     10.18 Lease Agreement between Duke Realty Limited Partnership and Northstar Transmission Systems, Inc., dated December 27, 1997

     10.19 Co-operative Marketing Agreement between the Company and Rockwell Electronic Commerce Corporation, dated March 15, 2000

     10.20 Employment Agreement between the Company and Michael J. Peterson, dated June 1, 2000

(21)     Subsidiaries  of  the  Company

     21.1     Canadian-American  Communications  Inc.

     21.2     Canadian  Northstar  Transmission  Systems  Ltd.

     21.3     Preferred  Telemanagement  Inc.  (formerly  Suncom  Telemanagement
Inc.)

     21.4 CAM-NET Cellular Inc. (formerly Direct Advantage, Inc. and Invoice Reduction Services, Inc.

     21.5     NorthNet  Telecommunications Inc. (d.b.a. NorthStar Telesolutions)

     21.6     eCommerce  Solutions  Inc.  (d.b.a.  VirtualSellers.com)

(27)     Financial  Data  Schedule

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


     VIRTUALSELLERS.COM,  INC.

     By:  /s/ Dennis Sinclair
          Dennis  Sinclair,  President,  CEO  and  Director

     Date:     June  14,  2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     By:  /s/ Dennis Sinclair
          Dennis  Sinclair,  President,  CEO  and  Director
     Date:     June  14,  2000


     By:   /s/ Mel Baillie
          Mel  Baillie,  Director
     Date:     June  14,  2000


     By:   /s/ Grayson Hand
          Grayson  Hand,  Director
     Date:     June  14,  2000