Form 10-Q
period 2000-05-31
VIRTUALSELLERS COM INC
filed 2000-07-14
CIK 790948

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                    FORM 10-Q

(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  quarterly  period  ended:   MAY  31,  2000

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  transition  period  from  _________________  to  _____________________

Commission  File  Number:  000-14356

                            VIRTUALSELLERS.COM, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)

Canada                                                                 911353658
------                                                                 ---------
(State  or  other  jurisdiction                                  (I.R.S Employer
of  incorporation  or  organization)                        Identification  No.)

Suite  1000  -  120  North  LaSalle  Street,  Chicago,  IL                 60602
--------------------------------------------------------------------------------
(Address  of  principal  executive  offices)                         (Zip  Code)

(312)  920-9999
---------------
(Registrant's telephone number, including area code)

Not applicable
--------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past  90  days.      Yes [X]   No

As of June 30, 2000, there were 127,131,127 shares of the Registrant's Common Shares issued and outstanding.

PART  I     FINANCIAL  INFORMATION

ITEM  1     Financial  Statements

DISCLOSURE

To:     The  Shareholders  of
        VirtualSellers.com,  Inc.

It is the opinion of management that the interim financial statements for the quarter ended May 31, 2000 include all adjustments necessary in order to ensure that the financial statements are not misleading.

Chicago,  Illinois                                         /s/  Dennis  Sinclair
Date:  July  14,  2000                                Director  of  the  Company




Consolidated  Financial  Statements  of

VIRTUALSELLERS.COM,  INC.

(Expressed  in  U.S.  dollars)

Three  months  ended  May  31,  2000  and  1999

(Unaudited)



VIRTUALSELLERS.COM, INC.

Consolidated Balance Sheets
(Expressed in U.S. dollars)

(Unaudited)

                                                                                    May 31,       February 29,
                                                                                      2000            2000
                                                                                 --------------  --------------

Assets

Current assets:
Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   2,693,370   $     447,844
Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        478,210          72,029
Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         41,075          50,850
Prepaid expenses and advances . . . . . . . . . . . . . . . . . . . . . . . . .        197,538         242,310
                                                                                     3,410,193         813,033

Equipment . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,038,797       1,926,857

                                                                                 $   5,448,990   $   2,739,890
                                                                                 --------------  --------------

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued liabilities. . . . . . . . . . . . . . . . . . . .  $     822,989   $     693,250

Stockholders' equity:
Common shares, no par value: (note 2)
Authorized:
200,000,000 common shares
Issued and outstanding:

126,881,128 shares at May 31, 2000 and 123,001,503 shares at February 29, 2000.    106,483,500     102,492,038
Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (101,857,499)   (100,445,398)
                                                                                     4,626,001       2,046,640


                                                                                 $   5,448,990   $   2,739,890
                                                                                 --------------  --------------

See accompanying notes to consolidated financial statements.

On behalf of the Board:


/s/ Dennis Sinclair                                 /s/ Mel Baillie
    Director                                            Director



VIRTUALSELLERS.COM, INC.

Consolidated Statements of Operations and Deficit
(Expressed in U.S. dollars)

(Unaudited)


                                                                           Three months ended May 31,
                                                                           2000                 1999
                                                               ----------------------------  -----------
Revenue . . . . . . . . . . . . . . . . . . . . . . . . . . .  $                   504,811   $   76,598

Costs and expenses:
Direct costs. . . . . . . . . . . . . . . . . . . . . . . . .                      165,182       20,890
Selling, general and administrative expenses. . . . . . . . .                    1,645,829      381,273
Depreciation. . . . . . . . . . . . . . . . . . . . . . . . .                      113,819        4,825
                                                                                ----------    ----------
                                                                                 1,924,830      406,988

Loss before other income (expense). . . . . . . . . . . . . .                   (1,420,019)    (330,390)

Other income (expense):
Sale of trade name. . . . . . . . . . . . . . . . . . . . . .                            -      975,000
Miscellaneous . . . . . . . . . . . . . . . . . . . . . . . .                        7,918       75,700
                                                                                ----------    ----------
                                                                                     7,918    1,050,700

Net income (loss) for the period. . . . . . . . . . . . . . .  $                (1,412,101)  $  720,310

Net income (loss)  per common share (note 1(b)) . . . . . . .  $                     (0.01)  $     0.01

See accompanying notes to consolidated financial statements.



VIRTUALSELLERS.COM, INC.

Consolidated Statements of Stockholders' Equity
(Expressed in U.S. dollars)

(Unaudited)

                                                                Number of       Common
                                                                  Common         Share       Accumulated
                                                                  Shares        Amount         Deficit         Total
                                                               ------------  -------------  --------------  ------------
Balance, February 28, 1999. . . . . . . . . . . . . . . . . .   77,097,110     95,524,122     (95,752,168)     (228,046)

Shares issued during the year:
For employees' and directors' compensation. . . . . . . . . .    7,541,888      2,496,669               -     2,496,669
Issued on acquisition of VirtualSellers . . . . . . . . . . .      500,000         50,000               -        50,000
Issued on acquisition of Call Direct. . . . . . . . . . . . .    1,200,000        202,716               -       202,716
Exercise of CCAA warrants . . . . . . . . . . . . . . . . . .      495,525              -               -             -
Conversion of 2000 convertible debentures . . . . . . . . . .   11,605,000      1,125,835               -     1,125,835
For services received . . . . . . . . . . . . . . . . . . . .    5,644,335        580,654               -       580,654
For cash pursuant to private placements . . . . . . . . . . .   18,668,837      2,590,493               -     2,590,493
Shares returned and cancelled . . . . . . . . . . . . . . . .      (51,191)             -               -             -
Issued on acquisition of equipment. . . . . . . . . . . . . .      300,000         87,000               -        87,000
Share issue costs . . . . . . . . . . . . . . . . . . . . . .            -       (165,451)              -      (165,451)
Loss for the year . . . . . . . . . . . . . . . . . . . . . .            -              -      (4,693,230)   (4,693,230)
                                                               -----------   ------------   --------------   -----------
Balance, February 29, 2000. . . . . . . . . . . . . . . . . .  123,001,504   $102,492,038   $(100,445,398)  $ 2,046,640

Shares issued during the year:
Exercise of CCAA warrants . . . . . . . . . . . . . . . . . .    1,170,060              -               -             -
For cash pursuant to private placements . . . . . . . . . . .    1,693,340      4,233,350               -     4,233,350
For employees' and directors' compensation. . . . . . . . . .    1,000,000        200,000               -       200,000
For settlement of debt. . . . . . . . . . . . . . . . . . . .       16,224          8,112               -         8,112
Share issue costs (note 4). . . . . . . . . . . . . . . . . .            -       (450,000)              -      (450,000)
Loss for the year . . . . . . . . . . . . . . . . . . . . . .            -              -      (1,412,101)   (1,412,101)
-------------------------------------------------------------  ------------  -------------  --------------  ------------

Balance, May 31, 2000 . . . . . . . . . . . . . . . . . . . .  126,881,128   $106,483,500   $(101,857,499)  $ 4,626,001
-------------------------------------------------------------  ------------  -------------  --------------  ------------

See accompanying notes to consolidated financial statements.



VIRTUALSELLERS.COM, INC.

Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)

(Unaudited)


                                                                          Three months ended May 31,
                                                                           2000                 1999
                                                               ----------------------------  -----------
Cash provided by (used in):

Operations:
Net income (loss) for the year. . . . . . . . . . . . . . . .  $                (1,412,101)  $  720,310
Items not involving cash:
Non-cash compensation expense . . . . . . . . . . . . . . . .                      200,000            -
Non-cash services and purchases . . . . . . . . . . . . . . .                        8,112      104,821
Depreciation and amortization . . . . . . . . . . . . . . . .                      113,819        4,825
Change in non-cash operating working capital:
Accounts receivable . . . . . . . . . . . . . . . . . . . . .                     (406,181)     (82,147)
Prepaid expenses and advances . . . . . . . . . . . . . . . .                       44,772        2,838
Inventories . . . . . . . . . . . . . . . . . . . . . . . . .                        9,775            -
Accounts payable and accrued liabilities. . . . . . . . . . .                      129,739     (130,276)
                                                                                ----------     ---------
                                                                                (1,312,065)    (620,371)

Financing:
Issuance of common shares for cash. . . . . . . . . . . . . .                    4,233,350            -
2000 convertible debentures issued. . . . . . . . . . . . . .                            -      432,600
Share issue costs . . . . . . . . . . . . . . . . . . . . . .                     (450,000)           -
                                                                                 ---------      --------
                                                                                 3,783,350      432,600

Investments:
Acquisition of equipment. . . . . . . . . . . . . . . . . . .                     (225,759)     (19,600)
Cash acquired on acquisition. . . . . . . . . . . . . . . . .                            -            -
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . .                            -      (12,527)
                                                                                  ---------     --------
                                                                                  (225,759)     (32,127)

Increase (decrease) in cash and cash equivalents. . . . . . .                    2,245,526    1,020,844

Cash and cash equivalents, beginning of year. . . . . . . . .                      447,844       75,763

Cash and cash equivalents, end of year. . . . . . . . . . . .  $                 2,693,370   $1,096,607


Non-cash transactions and supplemental disclosures - note 5.


VIRTUALSELLERS.COM,  INC.

Notes  to  Consolidated  Financial  Statements
(Expressed  in  U.S.  dollars)

Three  months  ended  May  31,  2000  and  1999

(Unaudited)



1.  SIGNIFICANT  ACCOUNTING  POLICIES:

(a)  Basis  of  presentation:

These unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Except as disclosed in note 17 of the Company's annual audited consolidated financial statements as at February 29, 2000, these principles do not differ materially from accounting principles generally accepted in the Canada.

The unaudited interim consolidated financial statements presented to shareholders as at May 31, 1998 and for the three months then ended and the audited consolidated financial statements presented to shareholders as at February 28, 1998 and for the years ended February 28, 1998 and 1997 were prepared under Canadian generally accepted accounting principles and reported in Canadian dollars. A reconciliation from Canadian GAAP to US GAAP was included in the notes to the consolidated financial statements. During fiscal 2000, the Company became a domestic issuer for Securities and Exchange Commission reporting requirements and consequently, the Company changed its financial statement presentation from Canadian GAAP and Canadian dollars to US GAAP and US dollars. These changes have been retroactively applied and prior periods presented restated in accordance with US GAAP and US dollars as the reporting currency.

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All subsidiaries were acquired from unrelated parties and have been accounted for using the purchase method. Their results of operations have been included from the respective effective dates of acquisition. All significant intercompany balances and transactions have been eliminated.


Canadian subsidiaries                             United States subsidiaries
---------------------------------------------  --------------------------------
Canadian-American Communications Inc. . . . .  Northnet Telecommunications Inc.
Canadian Northstar Transmission Systems Ltd..  eCommerce Solutions Inc.
Preferred Telemanagement Inc. ("PTI")
CAM-NET Cellular Inc.


VIRTUALSELLERS.COM,  INC.

Notes  to  Consolidated  Financial  Statements,  page  2
(Expressed  in  U.S.  dollars)

Three  months  ended  May  31,  2000  and  1999
(Unaudited)


1.  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED):

(b)  Net  income  (loss)  per  common  share:

Basic net income (loss) per common share is computed based on the weighted average number of common shares outstanding during the period, which were are follows:

2000     125,468,491
1999     80,486,209

Diluted earnings per share for 1999 is $0.01. Diluted earnings per share has not been presented for 2000 as the impact of outstanding convertible securities would be to reduce the loss per share.

2.  SHARE  CAPITAL:

(a)  Authorized:

200,000,000  common  stock  without  par  value
150,000,000  class  A  preference  stock  without  par  value
150,000,000  class  B  preference  stock  without  par  value

(b)  Commitments  to  issue  common  shares:

The Company has committed to issue 13,000,000 shares to former creditors under a reorganization plan as disclosed in note 3. As at May 31, 2000, 9,849,022 (February 29, 2000 - 8,678,862) shares have been issued to creditors leaving an outstanding commitment to issue 3,150,978 (1999 - 4,321,138) shares.

(c)  Warrants  and  options:

At May 31, 2000, the Company has 361,710 share purchase warrants outstanding which expire on April 26, 2001. Each warrant entitles the holder to purchase one common share for CDN $1.50. The Company also has 1,000,000 share purchase warrants outstanding which expire on June 30, 2001. Each warrant entitles the holder to purchase one common share for CDN $1.00. The Company also has 77,255 warrants outstanding which expire on September 8, 2000. Each warrant entitles the holder to purchase one common share for no additional consideration. These warrants were issued to creditors of CallDirect to settle outstanding indebtedness. The Company has 100,000 stock options outstanding at an exercise price of $1.28, expiring January 31, 2001 These options were originally granted in fiscal 1997.

VIRTUALSELLERS.COM,  INC.

Notes  to  Consolidated  Financial  Statements,  page  3
(Expressed  in  U.S.  dollars)

Three  months  ended  May  31,  2000  and  1999
(Unaudited)


3.  SEGMENTED  INFORMATION:

The Company has three operating segments - a call center division, a catalogue division ("CallDirect") and an e'commerce division ("Virtualsellers.com"). The call center and e'commerce segments are located in the United States and the catalogue segment is located in British Columbia, Canada. The e'commerce and catalogue segments were acquired in fiscal 2000. The Company had one operating segment in 1999 - the Call Center. Segmented information for the three months ended May 31, 2000 is as follows:

OPERATING  SEGMENTS:

2000
----

                 Call Center  Catalogue   e'commerce    Segment
                   Segment    Segment     Segment      Eliminations        Total

Gross  revenue  $  75,806     $ 116,678   $  312,327                  $  504,811

Segment  loss  $  (85,766)    $ (5,658)   $  (605,334)              $  (696,758)
Corporate                                                              (715,343)

Loss  for  the  year                                               $ (1,412,101)

Segment  assets  $  178,596     256,680   $  2,039,609  $           $  2,474,885
Corporate  assets                                                      2,974,105

Total  assets                                           $           $  5,448,990

Equipment  additions:

Equipment        $  (20,877)  $ (2,969)   $244,864      $           $    221,018

Corporate                                                                  4,741

                                                                      $  225,759

Depreciation  and  amortization  expense:

Equipment       $  13,866     $  -        $  99,953     $  -          $  113,819

Corporate  assets                                                              -

                                                                      $  113,819

VIRTUALSELLERS.COM,  INC.

Notes  to  Consolidated  Financial  Statements,  page  4
(Expressed  in  U.S.  dollars)

Three  months  ended  May  31,  2000  and  1999
(Unaudited)


3.  SEGMENTED  INFORMATION  (CONTINUED):

GEOGRAPHIC  SEGMENTS:

MAY  31,  2000
--------------

                                   United      Segment
                       Canada      States      Eliminations         Total

Gross  revenue      $  116,678  $    388,133   $             $    504,811

Location  of  assets:
     Equipment      $  173,223  $  1,856,574   $     -       $  2,038,797


4.  RELATED  PARTY  TRANSACTIONS:

Included in accounts receivable is $280,000 (1999 - $nil) due from employees of the Company. Payments totalling $450,000 were made to the Company's President (and Director) and Concept 10 Inc., a wholly-owned subsidiary of the Company's President (and Director), during the three months ended May 31, 2000 of $450,000 (1999 - $nil) for services rendered in connection with a private placement of common shares.

5.  NON-CASH  TRANSACTIONS  AND  SUPPLEMENTAL  DISCLOSURES:

The  Company  had  the  following  material  non-cash  transactions:

                                                   2000                1999
                                                   ----                ----

Issuance  of  shares  for:
Employee  and  director  compensation          $  200,000             $   -
Settlement  of  debt                                8,112                 -
Services  received                                  -               104,821
                                               ----------        ----------
                                               $  208,112        $  104,821
                                               ----------        ----------

6.  SUBSEQUENT  EVENT  -  ACQUISITION  OF  THE  BUSINESS  OF SULLIVAN PARK, LLC:

On June 1, 2000, the Company acquired the business of Sullivan Park, LLC which is comprised of an internet services business involved in the development of on-line stores in Los Angeles, California. The Company will issue common shares at a market value of $2,700,000 in share consideration and assume up to $16,285 in current debt of the vendor for total proceeds of $2,716,875. The shares will be issued no later than one year from the date of acquisition

ITEM  2     Management's  Discussion  and  Analysis  of  Financial Condition and
            Results   of   Operations   (All  numbers  in  U.S.  Dollars  unless
            otherwise stated)

VIRTUALSELLERS.COM

With the addition of designers and software programmers for rapid application development, the Company has increased its production and technical capabilities, which has resulted in increased revenue during the quarter ended May 31, 2000. A year ago the Company was developing websites for approximately $100 to $500 per website and today is developing websites and other solution applications for anywhere between $12,000 and $150,000 per website or other application. Many new website and application development clients are turning into e-commerce transaction processing clients. The Company expects its revenues will continue to increase with some seasonal variations. There is an additional $400,000 of work in progress that is not reflected in the revenue for this quarter. The Company only reports on work completed but this $400,000 is scheduled for completion in the next quarter.

The Company's marketing strategy for both its services business and software business is solution oriented. With 300 existing customers, the Company has the customer base to give it the feedback required to continue development and target new clients that will utilize its TAME software.

John Urbanowicz has been hired to assist with the management of the VirtualSellers.com division. Mr. Urbanowicz brings over 20 years experience in international business technology, management, client interaction and consulting in connection with projects involving warehousing, distribution and logistics for multi-site business operations. His direct and managerial experience includes design, development, implementation, and subsequent system management from both a technical and business perspective.

The successful implementation of the EMC storage devices has improved VirtualSellers.com's standing as an ASIP (Applications Services Infrastructure Provider). These improvements assist in the sales process by enabling the development and management of mission critical business applications for the higher caliber of clients that are now being targeted by VirtualSellers.com's sales efforts. This advance added a vital element to the equation of development, storage and delivery of mission critical business applications. As the size of VirtualSellers.com's projects and clients continue to increase, the Company will ensure that its infrastructure offerings will be scaleable with its technology demands by continuing to adopt and implement new hardware and software technologies.

The successful implementation of the Rockwell ACD and CTI system has improved Virtualsellers.com's call center experience for both consumers and customer service representatives. Improved tracking, reporting and monitoring tools have allowed management to improve staffing procedures to maximize individual staff members productivity. The increased features of the system have improved the Virtualsellers.com's abilities to answer more calls for more businesses all while providing a customized contact experience for each consumer.

The new technology has also allowed Virtualsellers.com to provide a new level of inbound telemarketing services to businesses that utilize offline advertising such as television and radio. With the new system, VirtualSellers.com can offer customized call answering solutions without the need for staff augmentation and with minimal training requirements for the existing customer service staff.

NORTHSTAR  TELESOLUTIONS

NorthStar TeleSolutions ("NorthStar") has been providing services to cable television and other businesses for over 2 years. These services include 24 hours a day, 7 days a week transaction processing, customer service, centralized billing, payment processing, order entry, order fulfilment, help desk services, dispatch functions, customer and technical support, dispatching, bill collections and marketing.

NorthStar has put together a package of services that can improve the customer service and billing operation of many different companies and service providers. NorthStar will provide all of these services for a flat per subscriber monthly rate so that these businesses can utilize the service realizing it to be a cost effective solution.

In order to continue it's expected growth, NorthStar made significant capital expenditures to upgrade it's technology including the purchase of a new Lucent Definity Prologix phone system. This new system will enable NorthStar to accommodate the changing needs of cable, internet and telephone service providers as well as provide additional revenue streams for ancillary services.

NorthStar has significantly increased it's marketing budget for this first quarter. NorthStar's marketing plan includes the use of direct mail, telemarketing, bill inserts, magazine advertisements and exhibiting at trade shows. In addition, NorthStar has chosen strategic partners that will provide marketing to their existing clients that fit NorthStar's business model.

CALLDIRECT

CallDirect has completed rearranging it's management to a lean functional team and completed the first quarter at a near break even position. CallDirect's e-commerce website is accessible directly through www.CallDirect.com or through www.VirtualSellers.com.

The website is presently being enhanced to provide product pricing in both US and Canadian dollars. This should be fully functional during the second quarter. CallDirect has regenerated its wholesale division which should show results also in the third quarter.

CallDirect is preparing a joint advertising campaign in the magazine family business during the second quarter with Plantronics. Additionally, CallDirect will test a mail out in conjunction with the NorthStar also during the second quarter. The production and publication of CallDirect's next catalog will be completed during the second quarter for release early in the third quarter.

TAME

The Company has implemented significant upgrades and improvements to the internal structure of TAME which are currently in final testing. The Company initially focused on the linux/unix versions of the TAME software, although specific improvements were also added to the Windows NT operating system as well. The Company now has implemented a server version of TAME that executes on an Apache server a fast CGI process or to improve through put and uses the SmartHeap (Microquill) libraries so that the Company may offer high performance SMP (Semetrical Multi-Processor) support without the typical memory contention problems associated with the standard libraries. In conjunction with this work, a general enhancement of the TAME software is allowing the Company to open up its architecture by modularizing the system. These developments provide the stage for its current XML applications and subsequent developments.

Currently there are major paradigm shifts within the internet marketplace including the enthusiastic interest of XML by corporations and because of the broad range of support from the large systems vendors. The Company is positioning itself to be a player in that market, especially in the linux/unix marketplace. In addition to its current TAME XML based scripting capabilities, the Company will include support for standards based XML systems such as SOAP (Simple Object Access Protocol) and associated methods. In conjunction with this, the Company plans to exploit SOAP functionality on the client side of TAME with the development of some SOAP aware TAME Objects.

SUBSEQUENT  EVENTS

The revenue for the quarter only reflects work completed and does not include any revenue from work in progress or the business acquired from Sullivan Park LLC. Much of the work in progress involves developing websites and other application solutions that may lead to an increase in the e-commerce transaction processing services. As the existing clients' websites and other application solutions are completed, the Company anticipates that it will continue to successfully market its e-commerce transaction processing services to these clients. TAME has been implemented in the Company's services business enlarging its ability to serve clients with a rapid application development (RAD) scenario.

The sale of licences of the TAME software is a longer sales cycle than initially contemplated but the Company continues to increase its awareness and use of the TAME software as more than 500 TAME trial licences have been downloaded since the end of the year. Many have been with larger corporations who are presently evaluating applications or developing applications using the TAME software. As a result, the Company anticipates that large orders for licences or its TAME software will be forthcoming in the short term.

Since TAME is best marketed as a solutions language platform or a rapid application development platform enabling developers to work faster with dissimilar databases, operating systems or other languages, the Company anticipates the present market will expand for TAME as more business to business and wireless solutions are required.

RESULTS  OF  OPERATIONS

Three  Months  Ended  May  31,  2000 Compared to Three Months Ended May 31, 1999
--------------------------------------------------------------------------------

Revenues for the three months ended May 31, 2000 ("Quarter 2000") of $504,811 increased $428,213, an increase of 559% from the revenues of $75,598 for the three months ended May 31, 1999 ("Quarter 1999"). For Quarter 1999, the only source of operating revenue came from the Call Center division in Indiana. For Quarter 2000, the acquisitions of CallDirect and Virtualsellers.com have increased the Company's operating revenue sources to three distinct operations.

The Company acquired Virtualsellers.com effective April 23, 1999, but did not record any revenues from acquisition until the second quarter of fiscal 2000. Revenues for the Quarter 2000 of $312,237 compare to revenues from acquisition to December 31, 1999 of $124,170. Virtualsellers.com generates revenue from the e-commerce transaction processing and website development, maintenance and hosting services to businesses. The increase in revenues is due to an increase in the investments made in fiscal 2000 including an increase in the number of the Company's employees and an increase in infrastructure costs.

At the Call Center, the quarter revenues increased to $75,806 compared to $75,598 for Quarter 1999. The Call Center generates revenue providing transaction processing and backroom services including inbound and outbound telemarketing , customer and technical support, customer order entry, centralized billing and collection, order fulfilment, customer dispatch functions and other related services. The slight increase in revenues from 1999 is due to an increase in the number of cable service customers which has been offset by lower monthly fees which have declined due to competitive pressures.

The Company acquired CallDirect effective May 15, 1999 but did not record any revenues from this acquisition until the second quarter of fiscal 2000. Revenues for the Quarter 2000 of $116,678 compare to revenues from acquisition to December 31, 1999 of $247,526. CallDirect generates revenue primarily from the resale of telephone related equipment and secondly, from the resale of products such as multimedia, entertainment, travel, security and computer accessories for offices and residences. The increase in annualized revenues is due to more focused marketing and sales efforts.

Direct product costs in Quarter 2000 were $165,182, compared to direct costs of $20,890 in Quarter 1999, an increase of $144,292. This increase was due to the acquisition of CallDirect. The Call Center division and Virtualsellers.com primarily sell services and thus, have no direct product costs. The gross margin earned on the products sold by CallDirect was approximately 42%.

Selling, general and administrative expenses increased to $1,645,829 from $381,273 in Quarter 1999, an increase of $1,264,556 or 332%. Selling, general and administrative expenses at the Call Center division increased from $137,392 to $163,516. The increase is due to an increase in the number of the Call Center's customers which increased the number of employees required to service the customers and related costs such as telephone, rent and office costs. Selling, general and administrative expenses at CallDirect were $61,944, consisting primarily of payroll costs, office rent, telephone, printing and postage and delivery expenses. Selling general and administrative expenses at Virtualsellers.com were $836,517, consisting primarily of payroll costs, office rent, telephone and internet fees. Corporate general and administrative expenses increased to $583,852 from $243,881. The increase is due primarily to an increase in cash expenses including compensation paid to officers and directors, marketing, travel and entertainment expenses and other administrative expenses.

Depreciation and amortization increased from $4,825 to $113,829, an increase of $109,004 or 2,259%. The increase is due to the acquisition of the CallDirect and Virtualsellers.com and additions of computer hardware and software at Virtualsellers.com since acquisition.

Other income (expense) decreased from income of $1,050,700 in Quarter 1999 to income of $7,918 in Quarter 2000, an decrease of $1,049,600. The decrease is due to an unusual items recorded in Quarter 1999 - $975,000 received on the sale of the "Suncom" trade name and which was not repeated in Quarter 2000.

For Quarter 2000, the Company recognized a loss of $1,412,101 or $0.01 per share compared to a net income of $720,310 or $0.01 per share for the Quarter 1999. The increase in the loss is due to the factors discussed above.

LIQUIDITY  AND  CAPITAL  RESOURCES

As at May 31, 2000, the Company has net working capital of $2,587,204 and capital assets of $2,038,797 for net equity of $4,626,001. The Company does not have any long-term debt nor other long-term obligations.

During Quarter 2000, the Company used $1,312,065 in cash to fund operations, used $225,759 in cash to fund investing activities which consisted primarily of capital asset additions at Virtualsellers.com and received $3,783,350 in cash from financing activities for a net increase in cash of $2,245,526. Cash at May 31, 2000 was $2,693,370.

The Company has historically funded operations through the issuance of common shares of the Company or through the issuance of convertible debentures which are convertible into common shares of the Company. The Company expects to fund future operations and investments through the issuance of common shares.

The Company estimates its cash requirements for capital asset additions for the remainder of fiscal 2001 to be less than $200,000. The Company also estimates that cash flow from operations will be positive in fiscal 2001, commencing in the second quarter. The Company will continue to search for appropriate acquisitions to compliment its existing operations. Where possible, the Company will pay for acquisitions through the issuance of common shares of the Company.

On May 19, 2000, the Company acquired the business of Sullivan Park, LLC which is comprised of an internet services business involved in the development of on-line stores in California. The Company will issue common shares at a market value of $2,700,000 and assume up to $16,285 in current debt of the vendor for total proceeds of $2,716,875.

FORWARD  LOOKING  STATEMENTS
----------------------------

Much of the information included in this Quarterly Report on Form 10-Q includes or is based upon estimates, projections or other "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are subject to the "safe harbor" created by those sections. When used in this document, the words "expects", "anticipates", "intends", "plans" and similar expressions are intended to identify other forward-looking statements. While such forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect the Company's current judgment regarding the direction of its business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. Those forward-looking statements also involve certain risks and uncertainties. Factors, risks and uncertainties that could cause or contribute to such differences include those specific risks and uncertainties discussed below and those discussed in the Company's Form 10-K Annual Report for the year ended February 29, 2000. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document.

Specifically, the projections and expectations in connection with the TAME software could be affected by a number of factors, which could have an adverse effect on the Company's ability to generate revenue and on its continued operations. Those factors include acceptance of the TAME software by end users, developers and the computer software community in general, continued use of the Internet and computers as a tool for conducting business and other financial situations. The completion of the licensing program of TAME may be affected by the ability of the Company to develop and implement an acceptable license agreement by that time. In addition, the success of TAME will depend on the ability of the Company to protect the intellectual property rights associated with TAME. While the Company has applied for patent protection of TAME, no such protection has yet been obtained or granted. There is no assurance that such registration or protection will be available, and therefore the Company may have little or no protection for its intellectual property assets, comprising a significant asset of the Company.

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

In connection with the continued expansion and success of the operations of VirtualSellers.com, there are a number of factors which could have an adverse effect on the Company's ability to generate revenue and continue such operations. Continued use of the Internet as a way of carrying on business is crucial to the continued success of VirtualSellers.com. The Company's success is dependent upon achieving significant market acceptance of its website, products and services by business who want to retain their products and services over the internet. It cannot guarantee that such businesses will accept VirtualSellers.com, or even the Internet, as a replacement for traditional methods of retailing their products and services. Market acceptance of VirtualSellers.com depends upon continued growth in the use of the Internet generally and, in particular, as a method of business selling and retailing their products. The Internet may not prove to be a viable channel for these services because of inadequate development of necessary infrastructure, such as reliable network backbones, or complimentary services, such as high-speed modems and security procedures for the transmission of confidential and private information, the implementation of competitive technologies, government regulation or other reasons. Failure to achieve and maintain market acceptance of VirtualSellers.com would seriously harm the Company's business.

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

ITEM  3     Quantitative  and  Qualitative  Disclosure  about  Market  Risk

Not  applicable.

PART  II     OTHER  INFORMATION

ITEM  1     Legal  Proceedings

On May 23, 2000, the lawsuit commenced by Stephen Meade on November 19, 1999 (the "Meade Lawsuit") in the Illinois Circuit Court of Cook County Department, Chancery Division, against Dorothy A. Tomek, Kevin A. Weilgus, Dennis Sinclair, Michael Krawitz, VirtualSellers.com, Inc. (an Illinois corporation) and the
Company was settled. The Meade Lawsuit, which was in connection with the acquisition of certain assets of VirtualSellers.com, Inc. by the Company, was first reported in the Company's Form 10-Q Quarterly Report, filed on January 14, 2000. As reported in the Company's Annual Report on Form 10-K, filed June 14,
2000, all parties to the Meade Lawsuit agreed to settle and dismiss the Meade Lawsuit with prejudice against Mr. Meade. The settlement does not require that the Company or Dennis Sinclair pay any consideration to Mr. Meade or any other party.

On May 16, 2000, Cary Berman commenced a lawsuit against the Company in the Illinois Circuit Court of Cook County, County Department, Chancery Division (the "First Berman Lawsuit"). Mr. Berman, a former employee of the Company, claims that he is entitled to:

(a) 250,000 common shares in the capital of the Company issued to him on August 11, 1999 as compensation for services provided to the Company;

(b) a further $20,000 worth of common shares at $0.13 per common share as part of a private placement conducted by the Company; and

(c) damages in the amount of $200,000, as he was unable to sell certain common shares owned by him on the open market as of May 5, 2000.

With respect to the first claim, the Company has not received an adequate explanation as to why Mr. Berman issued the 250,000 common shares to himself. With respect to the second claim, the Company asserts that since the private placement was oversubscribed, it had the right to reject any subscriptions made by any investor. In addition, both the private placement offering memorandum and the subscription agreement in connection with the private placement clearly indicated that the Company reserved the right to reject any subscription or terminate the offering without notice. Accordingly, the Company believes that this claim has no merit whatsoever. With respect to the last claim, the Company issued the common shares to Mr. Berman on May

11, 1999 and accordingly, the Company advised Mr. Berman that he could not sell any shares under Rule 144 until expiry of the one year hold period (which expired on May 11, 2000).

In response to the Company's discovery that Mr. Berman issued 250,000 common shares to himself, it commenced a lawsuit against Cary J. Berman in the Supreme Court of British Columbia (the "Second Berman Lawsuit") on May 19, 2000. The Company alleges that without its knowledge, Mr. Berman prepared a treasury order directing the Company's transfer agent to issue a share certificate for 250,000 common shares in Mr. Berman's name (the "Disputed Shares"). Upon learning of the issuance of the Disputed Shares, the Company demanded that Mr. Berman return the share certificate representing the Disputed Shares as it has not received an adequate explanation as to why such shares had been issued. Despite demand, Mr. Berman has refused to return the Disputed Shares. The Company therefore claimed the following relief:

(a) an interim order directing that the Company's transfer agent, Montreal Trust Company, hold the Disputed Shares and make no transfers with respect to the Disputed Shares pending further order of the Supreme Court of British Columbia or written agreement of the parties;

(b) an order requiring that Mr. Berman deliver the Disputed Shares to the Company for cancellation; and

(c) in the alternative, damages against Mr. Berman in the amount of $750,000, being the price that the Company's common stock traded on the over-the-counter bulletin board at the date the Second Berman Lawsuit was commenced ($3.00 per share), multiplied by the number of Disputed Shares (250,000).

The Company is currently in negotiations with Mr. Berman in an effort to settle the First Berman Lawsuit and the Second Berman Lawsuit.

ITEM  2     Changes  in  Securities  and  use  of  Proceedings

Recent  Sales  of  Unregistered  Securities

During the quarter ended May 31, 2000, the Company issued the following securities, none of which were registered under the Securities Act of 1933:

On March 7, 2000, the Company issued 1,170,060 common shares to one of its creditors, Alcatel USA, Inc., pursuant to the conversion of a warrant issued to Alcatel USA, Inc. in connection with the CCAA Proceedings, as described in the Company's Annual Report on Form 10-K, filed June 14, 2000 (the "CCAA Proceedings"). The warrant and the common shares were issued pursuant to
Section  3(a)(10)  of  the  Securities  Act  of  1933.

On March 14, 2000, the Company issued an aggregate of 2,074 common shares at a deemed price of $0.50 per common share in an offshore transaction relying on Regulation S promulgated under the Securities Act of 1933 to a former creditor of CallDirect Enterprises, Inc., which indebtedness was assumed and settled by the Company in connection with the acquisition of certain assets of CallDirect Enterprises, Inc.

On May 1, 2000, the Company issued 1,000,000 common shares at a deemed price of $0.20 per common share to Todd Garey, pursuant to the Employment Agreement between the Company and Mr. Garey, relying on Section 4(2) of the Securities Act of 1933.

On May 11, 2000, the Company issued 5,999 common shares to one of its creditors, Lunny Communications Group Inc., pursuant to the conversion of a warrant issued to Lunny Communications Group Inc. in connection with the CCAA Proceedings. The warrant and the common shares were issued pursuant to Section 3(a)(10) of the Securities Act of 1933.

On May 11, 2000, the Company issued an aggregate of 8,151 common shares at a deemed price of $0.50 per common share in an offshore transaction relying on Regulation S promulgated under the Securities Act of 1933 to a former creditor of CallDirect Enterprises, Inc., which indebtedness was assumed and settled by the Company in connection with the acquisition of certain assets of CallDirect Enterprises, Inc.

ITEM  3     Defaults  Upon  Senior  Securities

Not  applicable.

ITEM  4     Submission  of  Matters  To  A  Vote  Of  Security  Holders

Not  applicable.

ITEM  5     Other  Information

None.

ITEM  6     Exhibits  and  Reports  on  Form  8-K

Reports  on  Form  8-K

On June 15, 2000, the Company filed a Form 8-K with respect to the acquisition of Sullivan Park LLC ("Sullivan Park"). Pursuant to an Asset Purchase Agreement (the "Asset Purchase Agreement"), dated for reference May 19, 2000, between the Company, Sullivan Park and Edward W. Sharpless ("Sharpless"), the Company acquired all of the property, assets and undertakings of the internet services development business carried on by Sullivan Park. The closing date of the Asset Purchase Agreement, as agreed by the parties, was June 1, 2000.

Exhibits

The following exhibits are incorporated by reference into this Form 10-Q from reports previously filed by the Company with the Securities and Exchange
Commission:

Exhibit
Number     Exhibit  Title
------     --------------

2     Plan  of  acquisition,  reorganization,  arrangement,  liquidation  or succession

        2.1 Asset Purchase Agreement between the Company, Sullivan Park LLC and Edward W. Sharpless, dated for reference May 19, 2000

3     Articles  of  Incorporation  and  Bylaws

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

        3.4     Certificate  of  Amendment,  dated  December  22,  1995

        3.5     Certificate  of  Amendment,  dated  March  23,  1999

        3.6     Certificate  of  Amendment,  dated  May  31,  1999

        3.7     Certificate  of  Amendment,  dated  July  18,  1997

        3.8     By-laws  of  the  Company

10     Material  Contracts

        10.1 Joint Venture Agreement between the Company and IMC (Internet Marketing Consortium)/Cable Print Network Marketing, Inc., dated March 14, 2000

        10.2 Co-operative Marketing Agreement between the Company and Rockwell Electronic Commerce Corporation, dated March 15, 2000

27     Financial  Data  Schedule

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     VIRTUALSELLERS.COM,  INC.

     By:     /s/  Dennis  Sinclair
                  Dennis  Sinclair,  President/Director

     Date:        July  13,  2000


     By:     /s/  Mel  Baillie
                  Mel  Baillie,  Director

     Date:        July  13,  2000

     By:     /s/  Grayson  Hand
                  Grayson  Hand,  Director

     Date:        July  14,  2000

     By:     /s/  Greg  Burnett
                  Greg  Burnett,  Director

     Date:        July  13,  2000

     By:     /s/  Kevin  Wielgus
                  Kevin  Wielgus,  Secretary

     Date:        July  14,  2000