Form 10-Q
period 2000-08-31
VIRTUALSELLERS COM INC
filed 2000-10-17
CIK 790948

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

                       THIS FORM 10-Q QUARTERLY REPORT IS
                          THE SUBJECT OF A FORM 12B-25.

(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  quarterly  period  ended:   AUGUST  31,  2000

                                       or

[  ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(D) OF THE SECURITIES
      EXCHANGE  ACT  OF  1934

For  the  transition  period  from  _____________________________________ to
____________________________________________

Commission  File  Number:  000-14356

                            VIRTUALSELLERS.COM, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)

Canada                                                                 911353658
------                                                                 ---------
(State  or  other  jurisdiction  of                              (I.R.S Employer
incorporation  or  organization)                            Identification  No.)

Suite  1000  -  120  North  LaSalle  Street,  Chicago,  IL                 60602
----------------------------------------------------------                 -----
(Address  of  principal  executive  offices)                         (Zip  Code)

(312)  920-9120
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

As  of  September  30,  2000,  there were 127,709,132 shares of the Registrant's
Common  Shares  issued  and  outstanding.

PART  I     FINANCIAL  INFORMATION

ITEM  1     Financial  Statements

DISCLOSURE

To:     The  Shareholders  of
        VirtualSellers.com,  Inc.

It is the opinion of management that the interim financial statements for the quarter ended August 31, 2000 include all adjustments necessary in order to ensure that the financial statements are not misleading.

Chicago,  Illinois                          /s/ Dennis Sinclair
Date:  October  17,  2000                   Director  of  the  Company


Consolidated  Financial  Statements  of

VIRTUALSELLERS.COM,  INC.
(Expressed  in  U.S.  Dollars)

Three  months  ended  August  31,  2000  and
Six  months  ended  August  31,  2000

(Unaudited)


VIRTUALSELLERS.COM,  INC.
Consolidated  Balance  Sheets
(Expressed  in  U.S.  dollars)
(Unaudited)


                                                                    August 31,                             February 29,
                                                                    2000                                           2000
Assets

Current assets:
Cash and cash equivalents . . . . . . . . . . . . . . . . . .  $   1,077,540                          $        447,844
Accounts receivable . . . . . . . . . . . . . . . . . . . . .        495,266                                    72,029
Inventories . . . . . . . . . . . . . . . . . . . . . . . . .         41,575                                    50,850
Prepaid expenses and advances . . . . . . . . . . . . . . . .        138,435                                   242,310
                                                                ------------                                -----------
                                                                   1,752,816                                   813,033

Capital assets, net (note 3). . . . . . . . . . . . . . . . .      5,201,873                                 1,926,857

                                                               $   6,954,689                          $      2,739,890

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued liabilities. . . . . . . . . . .  $     575,423                          $        693,250

Stockholders' equity:
Common shares, no par value (note 4):
Authorized:
    200,000,000   common shares
Issued and outstanding:
    127,459,533   shares at May 31, 2000 and 123,001,503
    shares at February 29, 2000 . . . . . . . . . . . . . . . .  107,547,332                               102,492,038
Shares to be issued (note 2). . . . . . . . . . . . . . . . .      2,700,000                                         -
Accumulated deficit . . . . . . . . . . . . . . . . . . . . .   (103,868,066)                             (100,445,398)
                                                                ------------                              -------------
                                                                   6,379,266                                 2,046,640

                                                               $   6,954,689                          $      2,739,890

See accompanying notes to consolidated financial statements.

On behalf of the Board:

/s/ Dennis Sinclair                     /s/ Ray Mol
Director                                Director



VIRTUALSELLERS.COM,  INC.
Consolidated  Statements  of  Operations  and  Deficit
(Expressed  in  U.S.  dollars)
(Unaudited)


                                                                         Three months ended                Six months ended
                                                                              August 31,                      August 31,
                                                                         -------------------              -----------------
                                                                       2000                1999            2000        1999
Revenues:
Catalogue sales. . . . . . . . . . . . . . . . . . . . . . . .  $            48,683  $         118,978  $  165,361  $  118,978
Call Center transactions . . . . . . . . . . . . . . . . . . .              169,086             78,180     244,892     131,028
Internet consulting services . . . . . . . . . . . . . . . . .              401,873             10,938     606,368      14,488
Internet mall sales
 . . . . . . . . . . .. . . . . . . . . . . . . . . . . . . . .              107,832             42,054     211,882       62,254
                                                                          ---------           -------    ---------    ---------
                                                                            727,474            250,150   1,228,503     326,748

Costs and expenses:
Direct costs (recovery). . . . . . . . . . . . . . . . . . . .              127,593            111,370     288,993     132,260
Selling, general and
administrative expenses. . . . . . . . . . . . . . . . . . . .            2,104,715          1,179,120   3,750,544   1,560,393
Depreciation . . . . . . . . . . . . . . . . . . . . . . . . .              528,530             31,203     642,349      36,028
                                                                          ---------          ---------   ---------  -----------
                                                                          2,760,838          1,321,693   4,681,886   1,728,681

Loss before other income (expense) . . . . . . . . . . . . . .            2,033,364          1,071,543   3,453,383   1,401,933

Other income (expense):
Sale of trade name . . . . . . . . . . . . . . . . . . . . . .                    -                  -           -     975,000
Gain on sale of CNC and CNT. . . . . . . . . . . . . . . . . .                    -            146,000           -     146,000
Miscellaneous. . . . . . . . . . . . . . . . . . . . . . . . .               22,797             70,134      30,715     145,834
                                                                             ------           --------      ------   ----------
                                                                             22,797            216,134      30,715   1,266,834

Loss for the period. . . . . . . . . . . . . . . . . . . . . .  $         2,010,567  $         855,409  $3,422,668  $  135,099

Loss for the period per share. . . . . . . . . . . . . . . . .  $              0.02  $            0.01  $     0.03  $     0.00

See accompanying notes to consolidated financial statements.


VIRTUALSELLERS.COM,  INC.
Consolidated  Statements  of  Stockholders'  Equity
(Expressed  in  U.S.  dollars)
(Unaudited)


                                                                 Number of       Common
                                                                  common          share      Shares to    Accumulated
                                                                  shares         amount      be issued      deficit
Balance, February 28, 1999. . . . . . . . . . . . . . . . . .  $ 77,097,110   $ 95,524,122   $        -  $ (95,752,168)

Shares issued during the year:
For employees' and directors'
compensation. . . . . . . . . . . . . . . . . . . . . . . . .     7,541,888      2,496,669            -              -
Issued on acquisition of
VirtualSellers. . . . . . . . . . . . . . . . . . . . . . . .       500,000         50,000            -              -
Issued on acquisition of Call
Direct. . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,200,000        202,716            -              -
Exercise of CCAA warrants . . . . . . . . . . . . . . . . . .       495,525              -            -              -
Conversion of 2000
convertible debentures. . . . . . . . . . . . . . . . . . . .    11,605,000      1,125,835            -              -
For services received . . . . . . . . . . . . . . . . . . . .     5,644,335        580,654            -              -
For cash pursuant to private
placements. . . . . . . . . . . . . . . . . . . . . . . . . .    18,668,837      2,590,493            -              -
Shares returned and
cancelled . . . . . . . . . . . . . . . . . . . . . . . . . .       (51,191)             -            -              -
Issued on acquisition of
equipment . . . . . . . . . . . . . . . . . . . . . . . . . .       300,000         87,000            -              -
Share issue costs . . . . . . . . . . . . . . . . . . . . . .             -       (165,451)           -              -
Loss for the year . . . . . . . . . . . . . . . . . . . . . .             -              -            -     (4,693,230)
-----------------------------------------------------------------------------------------------------------------------
Balance, February 29, 2000. . . . . . . . . . . . . . . . . .   123,001,504    102,492,038            -   (100,445,398)

Shares issued during the period:
Exercise of CCAA warrants . . . . . . . . . . . . . . . . . .     1,170,060              -            -              -
For cash pursuant to private
placements. . . . . . . . . . . . . . . . . . . . . . . . . .     1,693,340      4,233,350            -              -
For employees' and directors'
compensation. . . . . . . . . . . . . . . . . . . . . . . . .     1,000,000        200,000            -              -
For settlement of debt. . . . . . . . . . . . . . . . . . . .        16,224          8,112            -              -
Share issue costs (note 4). . . . . . . . . . . . . . . . . .             -       (450,000)           -              -
Loss for the period . . . . . . . . . . . . . . . . . . . . .             -              -            -     (1,412,101)
-----------------------------------------------------------------------------------------------------------------------
Balance, May 31, 2000 . . . . . . . . . . . . . . . . . . . .   126,881,128    106,483,500            -   (101,857,499)

Shares issued during the period
For employees' and directors'
compensation. . . . . . . . . . . . . . . . . . . . . . . . .       315,000        602,600            -              -
For settlement of debt. . . . . . . . . . . . . . . . . . . .        33,405         11,232            -              -
For cash pursuant to private
placements. . . . . . . . . . . . . . . . . . . . . . . . . .        30,000         75,000            -              -
Issued on acquisition of
Sullivan Park (note 2). . . . . . . . . . . . . . . . . . . .       200,000        375,000            -              -
Loss for the period . . . . . . . . . . . . . . . . . . . . .             -              -            -     (2,010,567)
Shares to be issued on
acquisition of Sullivan
Park (note 2) . . . . . . . . . . . . . . . . . . . . . . . .             -              -    2,700,000              -
-----------------------------------------------------------------------------------------------------------------------
Balance, August 31, 2000. . . . . . . . . . . . . . . . . . .  $127,459,533   $107,547,332   $2,700,000  $(103,868,066)


                                                                  Total
Balance, February 28, 1999. . . . . . . . . . . . . . . . . .  $  (228,046)

Shares issued during the year:
For employees' and directors'
compensation. . . . . . . . . . . . . . . . . . . . . . . . .    2,496,669
Issued on acquisition of
VirtualSellers. . . . . . . . . . . . . . . . . . . . . . . .       50,000
Issued on acquisition of Call
Direct. . . . . . . . . . . . . . . . . . . . . . . . . . . .      202,716
Exercise of CCAA warrants . . . . . . . . . . . . . . . . . .            -
Conversion of 2000
convertible debentures. . . . . . . . . . . . . . . . . . . .    1,125,835
For services received . . . . . . . . . . . . . . . . . . . .      580,654
For cash pursuant to private
placements. . . . . . . . . . . . . . . . . . . . . . . . . .    2,590,493
Shares returned and
cancelled . . . . . . . . . . . . . . . . . . . . . . . . . .            -
Issued on acquisition of
equipment . . . . . . . . . . . . . . . . . . . . . . . . . .       87,000
Share issue costs . . . . . . . . . . . . . . . . . . . . . .     (165,451)
Loss for the year . . . . . . . . . . . . . . . . . . . . . .   (4,693,230)
---------------------------------------------------------------------------
Balance, February 29, 2000. . . . . . . . . . . . . . . . . .    2,046,640

Shares issued during the period:
Exercise of CCAA warrants . . . . . . . . . . . . . . . . . .            -
For cash pursuant to private
placements. . . . . . . . . . . . . . . . . . . . . . . . . .    4,233,350
For employees' and directors'
compensation. . . . . . . . . . . . . . . . . . . . . . . . .      200,000
For settlement of debt. . . . . . . . . . . . . . . . . . . .        8,112
Share issue costs (note 4). . . . . . . . . . . . . . . . . .     (450,000)
Loss for the period . . . . . . . . . . . . . . . . . . . . .   (1,412,101)
---------------------------------------------------------------------------
Balance, May 31, 2000 . . . . . . . . . . . . . . . . . . . .    4,626,001

Shares issued during the period
For employees' and directors'
compensation. . . . . . . . . . . . . . . . . . . . . . . . .      602,600
For settlement of debt. . . . . . . . . . . . . . . . . . . .       11,232
For cash pursuant to private
placements. . . . . . . . . . . . . . . . . . . . . . . . . .       75,000
Issued on acquisition of
Sullivan Park (note 2). . . . . . . . . . . . . . . . . . . .      375,000
Loss for the period . . . . . . . . . . . . . . . . . . . . .   (2,010,567)
Shares to be issued on
acquisition of Sullivan
Park (note 2) . . . . . . . . . . . . . . . . . . . . . . . .    2,700,000
---------------------------------------------------------------------------
Balance, August 31, 2000. . . . . . . . . . . . . . . . . . .  $ 6,379,266

See accompanying notes to consolidated financial statements.


VIRTUALSELLERS.COM,  INC.
Consolidated  Statements  of  Cash  Flows
(Expressed  in  U.S.  dollars)
(Unaudited)


                                                                          Three months ended                   Six months ended
                                                                              August 31,                          August 31,
                                                                         --------------------                 ------------------
                                                                      2000                 1999               2000         1999
Cash provided by (used in):

Operating activities:
Net income (loss) for the year . . . . . . . . . . . . . . .  $        (2,010,567)  $     (855,409)     $(3,422,668)  $(135,099)
Items not involving cash:
Non-cash compensation
expense. . . . . . . . . . . . . . . . . . . . . . . . . . .              602,600          579,831          802,600     579,831
Non-cash services and
purchases. . . . . . . . . . . . . . . . . . . . . . . . . .               11,232          259,612           19,344     364,433
Depreciation and amortization. . . . . . . . . . . . . . . .              528,530           31,203          642,349      36,028
Change in non-cash operating
working capital:
Accounts receivable. . . . . . . . . . . . . . . . . . . . .               75,078          (24,083)        (331,103)   (106,230)
Prepaid expenses and
advances . . . . . . . . . . . . . . . . . . . . . . . . . .               59,103         (427,510)         103,875    (424,672)
Inventories. . . . . . . . . . . . . . . . . . . . . . . . .                 (500)         (36,494)           9,275     (36,494)
Accounts payable and
accrued liabilities. . . . . . . . . . . . . . . . . . . . .             (308,464)         196,983         (178,725)     66,707
                                                                       -----------        ---------      -----------   ----------
                                                                       (1,042,988)        (275,867)      (2,355,053)    344,504

Investing activities:
Acquisition of equipment . . . . . . . . . . . . . . . . . .             (651,090)        (722,087)        (876,849)   (741,687)
Cash acquired on acquisition . . . . . . . . . . . . . . . .                3,248                -            3,248           -
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .                    -           12,527                -           -
                                                                        ---------        ----------       ---------    ----------
                                                                         (647,842)        (709,560)        (873,601)   (741,687)

Financing activities:
Issuance of common shares
for cash . . . . . . . . . . . . . . . . . . . . . . . . . .               75,000          417,159        4,308,350     849,759
Share issue costs. . . . . . . . . . . . . . . . . . . . . .                    -                -                -           -
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .                    -                -         (450,000)      7,376
                                                                           -------         -------        ----------    ---------
                                                                           75,000          417,159        3,858,350     857,135

Foreign currency effect on cash. . . . . . . . . . . . . . .                    -           43,303                -      35,927

Increase (decrease) in cash and
cash equivalents . . . . . . . . . . . . . . . . . . . . . .           (1,615,830)        (524,965)         629,696     495,879

Cash and cash equivalents,
beginning of period. . . . . . . . . . . . . . . . . . . . .            2,693,370        1,096,607          447,844      75,763

Cash and cash equivalents,
end of period. . . . . . . . . . . . . . . . . . . . . . . .  $         1,077,540   $      571,642      $ 1,077,540   $ 571,642

Non-cash transactions and supplemental disclosures - note 7.

See accompanying notes to consolidated financial statements.

VIRTUALSELLERS.COM,  INC.
Notes  to  Consolidated  Financial  Statements
(Expressed  in  U.S.  dollars)

Three  months  ended  August  31,  2000  and
Six  months  ended  August  31,  2000
(Unaudited)


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

The unaudited interim consolidated financial statements presented to shareholders as at August 31, 1999 and for the three months then ended and the audited consolidated financial statements presented to shareholders as at February 28, 1999 and for the years ended February 28, 1999 and 1998 were prepared under Canadian generally accepted accounting principles and reported in Canadian dollars. A reconciliation from Canadian GAAP to US GAAP was included in the notes to the consolidated financial statements. During fiscal 2000, the Company became a domestic issuer for Securities and Exchange Commission reporting requirements and consequently, the Company changed its financial statement presentation from Canadian GAAP and Canadian dollars to US GAAP and US dollars. These changes have been retroactively applied and prior periods presented restated in accordance with US GAAP and US dollars as the reporting currency.

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All subsidiaries were acquired from unrelated parties and have been accounted for using the purchase method. Their results of operations have been included from the respective effective dates of acquisition. All significant intercompany balances and transactions have been eliminated.

Canadian  subsidiaries                                United States subsidiaries
---------------------                                 --------------------------
Canadian-American Communications Inc.           Northnet Telecommunications Inc.
Canadian Northstar Transmission Systems Ltd.          eCommerce  Solutions  Inc.
Preferred  Telemanagement  Inc.  ("PTI")
CAM-NET  Cellular  Inc.

(b)     Net  income  (loss)  per  common  share:

Basic net income (loss) per common share is computed based on the weighted average number of common shares outstanding during the period, which were are follows:

2000     126,518,993
1999     85,926,555

Diluted earnings per share has not been presented as the impact of outstanding convertible securities would be to reduce the loss per share.

2.     ACQUISITION  OF  THE  BUSINESS  OF  SULLIVAN  PARK,  LLC:

On May 19, 2000, and amended on June 1, 2000, the Corporation entered into an agreement with Sullivan Park to acquire the net assets of Sullivan Park for $2,700,000, payable no later than May 19, 2001 in common shares of Virtualsellers based on the closing market price of the Vitualsellers common shares. These shares are to be registered and issued in one instalment on the earlier of (i) May 19, 2001 and (ii) date at which the shares are registered. In addition, the Company entered into an employment agreement with the managing member of Sullivan Park whereby the managing member will receive a monthly salary of $10,000 and 200,000 common shares of Virtualsellers as a signing bonus. Virtualsellers can terminate the employment agreement by giving three months written notice. As the Corporation acquired control over the net assets of Sullivan Park, the acquisition if accounted for using the purchase method.

The purchase price is allocated to the identifiable assets acquired and liabilities assumed based upon their fair values at the effective date. The residual balance is allocated to goodwill.

Details  of  the  acquisition  are  as  follows:



Net assets acquired:
   Cash . . . . . . . . . . . . . . . . . .  $    3,248
   Accounts receivable. . . . . . . . . . .      92,134
   Fixed assets . . . . . . . . . . . . . .      21,379
   Goodwill . . . . . . . . . . . . . . . .   3,019,137
                                             ----------
                                              3,135,898

Accounts payable and accrued liabilities         60,898

Net assets acquired. . . . . . . . . . .     $3,075,000

2.     ACQUISITION  OF  THE  BUSINESS  OF  SULLIVAN  PARK,  LLC  (CONTINUED):


Consideration:

Shares  to  be  issued under acquisition agreement               $     2,700,000
Shares  to  be  issued  under  employment  agreement                     375,000

                                                                 $     3,075,000



3.     CAPITAL  ASSETS,  NET:


                                          Accumulated     Net book
AUGUST 31, 2000             Cost         depreciation     value
Office equipment . . .  $    870,543  $     233,561     $  636,982
Computer hardware. . .     1,771,608        385,797      1,385,811
Computer software. . .       138,797         31,663        107,134
Leasehold improvements       346,536         42,132        304,404
Goodwill . . . . . . .     3,019,137        251,595      2,767,542
------------------------------------------------------------------
                        $  6,146,621  $     944,748     $5,201,873


                                      Accumulated. . . .  Net book
FEBRUARY 29, 2000. . .  Cost          depreciation           value

Office equipment . . .  $    886,016  $     153,031     $  732,985
Computer hardware. . .       958,275         99,918        858,357
Computer software. . .       126,603         27,882         98,721
Leasehold improvements       262,564         25,770        236,794
------------------------------------------------------------------
                        $  2,233,458  $     306,601     $1,926,857

4.     SHARE  CAPITAL:

(a)     Authorized:

200,000,000  common  stock  without  par  value
150,000,000  class  A  preference  stock  without  par  value
150,000,000  class  B  preference  stock  without  par  value

(b)     Commitments  to  issue  common  shares:

The Company has committed to issue 13,000,000 shares to former creditors under a reorganization plan as disclosed in note 3. As at August 31, 2000, 9,849,022 (February 29, 2000 - 8,678,862) shares have been issued to creditors leaving an outstanding commitment to issue 3,150,978 (February 29, 1999 - 4,321,138) shares.

(c)     Warrants  and  options:

At August 31, 2000, the Company has 361,710 share purchase warrants outstanding which expire on April 26, 2001. Each warrant entitles the holder to purchase one common share for Cdn. $1.50. The Company also has 1,000,000 share purchase warrants outstanding which expire on June 30, 2001. Each warrant entitles the holder to purchase one common share for Cdn. $1.00. A new one year hold period will commence on the shares issued as a result of the exercise of these warrants. The Company also has 77,255 warrants outstanding which expired on September 8, 2000. Each warrant entitles the holder to purchase one common share for no additional consideration. These warrants were issued to creditors of CallDirect to settle outstanding indebtedness. The Company has 100,000 stock options outstanding at an exercise price of $1.28, expiring January 31, 2001. These options were originally granted in fiscal 1997.

5.     SEGMENTED  INFORMATION:

The Company has three operating segments - a call center division, a catalogue division ("CallDirect") and an e'commerce division ("Virtualsellers.com"). The call center and e'commerce segments are located in the United States and the catalogue segment is located in British Columbia, Canada.

2000:


(a)     Operating  segments:


                       Call Center    Catalogue    e'commerce      Segment
                         segment       segment      segment     eliminations      Total
Gross revenue. . . .  $    244,892   $  165,361   $   818,250   $        -     $ 1,228,503

Segment loss . . . .  $    (80,378)  $  (35,608)  $(1,551,952)  $        -     $(1,667,938)
Corporate assets . .             -            -             -            -      (1,754,730)

Loss for the year. .  $    (80,378)  $  (35,608)  $(1,551,952)  $        -     $(3,422,668)

Segment assets . . .  $    127,565   $  238,503   $ 5,500,259   $        -     $ 5,866,327
Corporate assets . .             -            -             -            -       1,088,362

Total assets . . . .  $    127,565   $  238,503   $ 5,500,259   $        -     $ 6,954,689

Equipment additions:
Equipment. . . . . .  $      8,973   $      773   $   867,103   $        -     $   876,849
Corporate assets . .             -            -             -            -               -

                      $      8,973   $      773   $   867,103   $        -     $   876,849


5.     SEGMENTED  INFORMATION  (CONTINUED):

2000  (CONTINUED):
-----------------

(a)     Operating  segments  (continued):


                                 Call Center    Catalogue  e'commerce       Segment
                                   segment       segment     segment     eliminations     Total
Depreciation and amortization
  expense:
Equipment . . . . . . . . . .  $     13,866  $        -  $   372,926  $           -    $386,792
Goodwill. . . . . . . . . . .             -           -      251,595              -     251,595
Corporate assets. . . . . . .             -           -            -              -       3,962

                               $     13,866  $        -  $   624,521  $           -    $642,349



(b)     Geographic  segments:


                                 United       Segment
                      Canada     States       eliminations     Total
Gross revenue . . .  $165,361  $1,063,142     $           -  $1,228,503

Location of assets:
Equipment . . . . .  $ 92,545  $2,341,786     $           -  $2,434,331
Goodwill. . . . . .         -   2,767,542                 -   2,767,542

                     $ 92,545  $5,109,328     $           -  $5,201,873



1999:
----

(a)     Operating  segments:

                      Call Center    Catalogue     e'commerce    Segment
                      segment        segment       segment      eliminations      Total
Gross revenue . .  $    131,028   $  118,978   $    76,742   $           -  $  326,748

Segment loss. . .  $    (37,846)  $  (15,134)  $  (410,216)  $           -  $ (463,196)
Corporate assets.             -            -             -               -     328,097

Loss for the year  $    (37,846)  $  (15,134)  $  (410,216)  $           -  $ (135,099)

Segment assets. .  $    122,819   $  323,975   $ 1,144,239   $           -  $1,591,033
Corporate assets.             -            -             -               -     631,137

Total assets. . .  $    122,819   $  323,975   $ 1,144,239   $           -  $2,222,170


5.     SEGMENTED  INFORMATION  (CONTINUED):

1999  (CONTINUED):
-----------------

(a)     Operating  segments  (continued):


                                     Call Center       Catalogue     e'commerce     Segment
                                       segment          segment        segment    eliminations      Total
Equipment additions:
Equipment. . . . . . . . . . .  $                -  $           -  $   741,687  $           -    $741,687
Corporate assets . . . . . . .                   -              -            -              -           -

                                $                -  $           -  $   741,687  $           -    $741,687

Depreciation and amortization
  expense:
Equipment. . . . . . . . . . .  $            9,686  $       9,379  $    16,963  $           -    $ 36,028
Corporate assets . . . . . . .                   -              -            -              -           -

                                $            9,686  $       9,379  $    16,963  $           -    $ 36,028

(b)  Geographic segments:

                                                             United      Segment
                                              Canada         States   eliminations         Total

Gross revenue. . . . . . . . .  $             118,978  $     207,770  $         -  $     326,748

Location of assets:
Equipment. . . . . . . . . . .  $             253,075  $     792,061  $         -  $   1,045,136


6.     RELATED  PARTY  TRANSACTIONS:

Included in accounts receivable at August 31, 2000 is $157,739 (February 29, 2000 - $nil) due from employees of the Company. Payments totalling $450,000 were made to the Company's President (and Director) and Concept 10 Inc., a wholly-owned subsidiary of the Company's President (and Director), during the six months ended August 31, 2000 (1999 - $nil) for services rendered in connection with a private placement of common shares.


7.     NON-CASH  TRANSACTIONS  AND  SUPPLEMENTAL  DISCLOSURES:

The  Company  had  the  following  material  non-cash  transactions:


                                          2000       1999
Issuance of shares for:
Employee and director compensation     $  802,600  $579,831
Settlement of debt . . . . . . . .         19,344         -
Acquisition of Sullivan Park . . .        375,000         -
Services received. . . . . . . . .              -   364,433

                                       $1,196,944  $944,264

In addition, the Company is committed to issue $2,700,000 in common shares for the acquisition of Sullivan Park, LLC (note 2).

8.     SUBSEQUENT  EVENT:

On August 30, 2000, the Company signed a preliminary acquisition agreement to acquire the assets of GoldPaint Internet Services, Inc. (d.b.a. as "Clickshop") in exchange for 200,000 common shares of the Company. As at October 16, 2000, this agreement has not closed.

Subsequent to period end, the Company received $200,000 relating to a private placement to issue common shares at $0.60 per share.

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

All  figures  are  in  United  States  Dollars  unless  otherwise  stated.

VIRTUALSELLERS.COM

During the quarter ended August 31, 2000, Virtualsellers.com continued to provide turnkey e-commerce transaction processing and customer services to small and medium-sized businesses. With the addition of Sullivan Park, the Virtualsellers.com portfolio has increased, providing a larger customer base and marketing edge. Virtualsellers.com is also in the process of acquiring
GoldPaint Internet Services Inc. ("GoldPaint"). GoldPaint will also increase Virtualsellers.com's portfolio of products and services.

Additional internal development has provided Virtualsellers.com with a new product offering, TAME Wizard technology, allowing multi-store environment implementation with simple to use templates. Together with other value-added services such as transaction processing, help desk and customer service, Virtualsellers.com can strengthen its position as a solutions provider.

Some of the recent highlights and accomplishments of Virtualsellers.com include:

- developed connectivity to various ORACLE database engines utilizing Oracle's OCI driver technology;

- in collaboration with a major telecommunications client, delivered the "core" functionality of human resource management tool, thus providing the foundation for future development using the TAME language;

- designed and began implementation of a new product utilizing the TAME Wizard technology to assist new clients with full automation of website creation. The first scheduled delivery of this new product to customers is expected by the end of October, 2000. The new product was developed for markets that Virtualsellers.com subsidiaries are specifically targeting;

- hired additional experienced technical staff to assist in the development and design process relating to national accounts, thus creating the Professional Services Group; and

- via the Professional Services Group, will provide services to other branches of Virtualsellers.com to assist in business analysis, software development, transaction processing, web development and customer relations.

SULLIVAN  PARK

During this quarter, the Company completed the acquisition of all of the assets and underlying shares of Sullivan Park LLC. The Company will continue to operate this business under a newly created subsidiary called Sullivan Park, Inc. Sullivan Park's clients include Internet start-ups in its accelerator program and Fortune 500 companies outsourcing their website development and e-commerce solutions. Sullivan Park promotes the Company's goal of expanding TAME's market penetration in the existing customer base and with new customers by using the language to build website, database management and supply chain solutions. The Company's goal of increasing transaction processing revenue is met by Sullivan Park's development of a portfolio of clients whose businesses benefit from using VirtualSellers.com's e-commerce services.

By partnering with start-up Internet companies at an early stage, Sullivan Park gives its clients the ability to leverage their resources to the fullest extent. Instead of raising a significant amount of start-up capital for equipment, infrastructure and personnel expenses, start-ups can engage Sullivan Park at a fraction of this cost, deploying their products or services to market faster and proving their business model in advance of seeking initial financing. Sullivan Park consults at the outset, providing business analysis and technical analysis that fully model the client's business and processes. Site development then commenced accelerated by the use of the TAME language. Upon launch, the client's e-commerce requirements are managed by VirtualSellers.com, which provides its hosting, transaction processing, customer support, billing and collection services. In addition to receiving an equity position in its clients, Sullivan Park generates revenue from consulting and application development fees.

NORTHSTAR  TELESOLUTIONS

NorthStar TeleSolutions ("NorthStar") has been providing services to cable television, internet service providers and other large subscriber based businesses for over 2 years. These services include 24 hours a day, 7 days a week transaction processing, customer service, centralized billing, payment processing, order entry, order fulfilment, help desk services, dispatch functions, customer and technical support, dispatching, bill collections and marketing.

NorthStar TeleSolutions enables such businesses to significantly reduce billing management and back-office costs through a proven and efficient outsource service.

Since the average fee per cable subscriber is $3.50, the cost savings for most small and medium size cable operators is substantial; approximately 50%.

NorthStar achieves this savings for its clients through a package of services that can improve the customer service and billing operation of most cable and internet service providers. As an added benefit, NorthStar will provide all of these services for a flat per-subscriber monthly rate so that clients can quantify their billing management expenses in advance.

In the quarter, NorthStar grew its subscriber base by 117% to over 26,000 subscribers. NorthStar has nearly 5,000 subscribers under contract which are expected to generate revenue which will be recorded in the upcoming quarter. The revenue generated from the management of these subscribers has increased by over 200%. NorthStar's growth during this past year can primarily be attributed to work it has done to position itself as a leader of transaction processing services for the emerging broadband service industry. NorthStar has exhibited its services at two industry shows in the past four months with additional appearances slated for the near future.

NorthStar has already invested the necessary capital in the technology infrastructure to support well over 100,000 subscribers.

NorthStar's marketing plan includes the use of direct mail, telemarketing, bill inserts, magazine advertisements and exhibiting at trade shows. In addition, NorthStar has chosen strategic partners that will provide marketing to their existing clients that align with NorthStar's business model.

The management team of NorthStar expects to grow its subscriber base to 50,000 subscribers by the end of this fiscal year.

CALLDIRECT

CallDirect's e-commerce website is accessible directly through www.CallDirect.com or through www.VirtualSellers.com. CallDirect has completed and sent to print the latest catalogue. The catalogue will be mailed during the last part of October and the first part of November. A number of new wireless products have been added to the products in the catalogue. CallDirect is expecting an increase in its revenues for the final quarter of this fiscal year.

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

SUBSEQUENT  EVENTS

The Company is in the process of completing the purchase of all the assets and business of GoldPaint Internet Services Inc. doing business as Clickshop. The Company intends to continue the operations of Clickshop upon completion of the acquisition. Clickshop will continue to develop and market e-commerce applications using "Tame Lite" and specializing in developing turnkey solutions such as the "Web Wizard". This application is a browser-based tool and uses user-friendly menu wizards to allow rapid creation of online stores or e-commerce enabled websites. This allows the average person to build and maintain a storefront on the web in a matter of minutes. The "Web Wizard" technology is required to by internet service providers' as a solution to enhance their existing products and services. We expect to start selling a full-blown version for around $10,000 by the beginning of the year.

Clickshop will also expand its existing client base of 350 customers by contacting new and old clients by phone and offering both Clickshop and VirtualSellers new products and services. We feel we now have a full range of products and services to offer, such as Tame-Lite, the Web Wizard, transaction processing, billing and collections, and new software solutions. This effort will only improve customer relations and give us the opportunity to upsell new products and services.

Clickshop will continue to improve and update the clickshop.com website as a marketing tool for the Tame software and related services. We believe that using the Clickshop website is the best overall marketing strategy for the Tame family of software products and services. It can easily compete with the handful of programming languages already out there and give us a strong and credible presence on the Internet, which will help bring the Tame language into the main stream.

Clickshop's marketing plan include bundling NorthStar's e-commerce solutions, which will dramatically cut an internet service providers' costs in those areas and allow an internet service provider to focus its efforts on growing its customer base. Clickshop can both now offer software solutions to internet service providers, which are seeking e-commerce solutions for their ever-growing customer base.

As Clickshop expands into the marketplace, new transaction revenue will be generated from the sales of its products, along with leads for VirtualSellers.com's traditional transaction processing business.

RESULTS  OF  OPERATIONS

Revenues for the three months ended August 31, 2000 ("Quarter 2000") of $727,474 increased $477,324, an increase of 191% from the revenues of $250,150 for the three months ended August 31, 1999 ("Quarter 1999"). Revenues for the six months ended August 31, 2000 ("Six Months 2000") of $1,228,503 increased $901,755, an increase of 276% from the revenues of $326,748 for the six months ended August 31, 1999 ("Six Months 1999"). The increase in revenues in the quarter and six months to date is due primarily to increased revenues at the Company's e'commerce division.

At the Call Center division, Quarter 2000 revenues increased to $169,086 compared to $78,180 for Quarter 1999 while the Six Months 2000 revenues increased to $244,892 compared to $131,028 for Six Months 1999. The Call Center generates revenue providing transaction processing and backroom services including inbound and outbound telemarketing , customer and technical support, customer order entry, centralized billing and collection, order fulfillment, customer dispatch functions and other related services. The increase in revenues from 1999 is due to an increase in the number of cable service customers which has been partially offset by lower monthly fees which have declined due to competitive pressures.

The Company acquired CallDirect effective May 15, 1999. Revenues for Quarter 2000 of $48,683 compare to revenues for Quarter 1999 of $118,978 while Six Month 2000 revenues increased to $165,361 compared to $118,978 for Six Months 1999. CallDirect generates revenue primarily from the resale of telephone related equipment and secondly, from the resale of products such as multimedia, entertainment, travel, security and computer accessories for offices and residences. The increase in revenues for Six Months 2000 is due to six months of sales in 2000 compared to only three months of sales in Six Months 1999. The decrease in revenues for Quarter 2000 is due to the timing of the issuance of a new catalogue which occurred in the first quarter in fiscal 2001 versus the second quarter in fiscal 2000.

The Company acquired Virtualsellers.com effective April 23, 1999 and Sullivan Park effective June 1, 2000. These two business form the Company's e-commerce business segment. Revenues for Quarter 2000 of $509,705 compare to revenues for Quarter 1999 of $52,992 while revenues for Six Months 2000 increased to $818,250 compared to $76,742 for Six Months 1999. The e-commerce segment generates revenue from the e-commerce transaction processing and website development, maintenance and hosting services to businesses. The increase in revenues for Six months 2000 and Quarter 2000 is due to an increase in the investments made in fiscal 2000 including an increase in the number of the Company's employees and an increase in infrastructure costs. In addition, revenues for Six Months 1999 included 4 months of revenues whereas Six Months 2000 included 6 months due to the acquisition occurring in 1999.

Direct product costs in Quarter 2000 were $127,593 compared to direct costs of $111,370 in Quarter 1999, a increase of $16,223 while direct product costs for Six Months 2000 increased to $288,993 from $132,260 in Six Months 1999. The increase is due to a decline in product sales at the Catalogue division in the second quarter as discussed above, but more than offset by an increase in mall sales at the e-commerce division. The Call Center division primarily sells services and thus, has no direct product costs.

Selling, general and administrative expenses or Quarter 2000 increased to $2,104,715 from $1,179,120 in Quarter 1999, an increase of $925,595 or 78%.
Selling, general and administrative expenses for the Six Months 2000 increased to $3,750,544 from $1,560,393 the Six Months 1999, an increase of $2,190,151 or
141%. Selling, general and administrative expenses at the Call Center division for Six Months 2000 increased to $315,421 from $160,131. The increase is due to an increase in the number of the Call Center's customers which increased the number of employees required to service the customers and related costs such as telephone, rent and office costs. Selling, general and administrative expenses at CallDirect for the Six months 2000 were $87,604, consisting primarily of payroll costs, office rent, telephone, printing and postage and delivery expenses. Selling general and administrative expenses at the e-commerce division were $1,429,123, consisting primarily of payroll costs, office rent, telephone and internet fees. Corporate general and administrative expenses for Six Months 2000 increased to $1,773,853 from $930,651. The increase is due primarily to an increase in cash expenses including compensation paid to officers and directors, marketing, travel and entertainment expenses and other administrative expenses.

Depreciation and amortization for Quarter 2000 increased to $528,530 from $31,203 in Quarter 1999, an increase of $497,327 or 1,594%. Depreciation and amortization for Six Months 2000 increased to $642,349 from $36,028 for Six Months 1999, an increase of $606,321 or 1,683%. The increase in Quarter 2000 and Six Months 2000 is due primarily to additions of computer hardware and software at the e-commerce division since acquisition and the amortization of goodwill acquired on the acquisition of Sullivan Park on June 1, 2000.

Other income (expense) for Quarter 2000 decreased to income of $22,597 compared to income of $216,134 in Quarter 1999, a decrease of $193,537. Other income (expense) for Six Months 2000 decreased to income of $30,715 from income of $1,266,834 for Six Months 1999, a decrease of $1,236,119. The decrease is due to an unusual items recorded in Six Months 1999 - $975,000 received on the sale of the "Suncom" trade name and $146,000 received from conditional sales proceeds on the sale of the Company's former subsidiaries, which were not repeated in Quarter 2000 nor Six Months 2000.

For Quarter 2000, the Company recognized a loss of $2,010,567 or $0.02 per share, compared to a loss of $855,409 or $0.01 per share for the Quarter 1999. For the six months ended 2000, the Company recognized a loss of $3,422,668 or $0.03 per share, compared to a loss of $135,099 or $0.00 per share for the six months ended 1999. The increase in the losses is due to the factors discussed above.

LIQUIDITY  AND  CAPITAL  RESOURCES

As at August 31, 2000, the Company has net working capital of $1,177,393 and capital assets of $5,201,873 for net equity of $6,379,266. The Company does not have any long-term debt nor other long-term obligations.

During the six months ended 2000, the Company used $2,355,053 in cash to fund operations, used $873,601 in cash to fund investing activities which consisted primarily of capital asset additions at the e-commerce division and received $3,858,350 in cash from financing activities for a net increase in cash of $629,696.

During the three months ended 2000, the Company used $1,042,988 in cash to fund operations, used $651,090 in cash to fund investing activities which consisted primarily of capital asset additions at Virtualsellers.com and received $75,000 in cash from financing activities for a net decrease in cash of $1,615,830. Cash at August 31, 2000 was $1,077,540.

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

Effective June 1, 2000, the Company acquired Sullivan Park, LLC which is comprised of an internet services business involved in the development of on-line stores in California. The Company issued 200,000 common shares valued at $375,000 to the former owner of Sullivan Park in conjunction with an employment agreement entered into during the acquisition and will issue common shares at a market value of $2,700,000 for total proceeds of $3,075,000. Goodwill of $3 million was recorded on the purchase and is being amortized over three years.

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

The markets in which the Company competes are characterized by rapidly changing technology, evolving technological standards in the industry, frequent new websites, services and products and changing consumer demands. The Company's future success will depend on its ability to adapt to these changes and to continuously improve the performance, features and reliability of its service as compared to competitive services and products and the evolving demands of the marketplace, which it may not be able to do. In addition, the widespread adoption of new Internet, networking or telecommunications technologies or other technological changes could necessitate that the Company incur substantial expenditures to modify or adapt its services or infrastructure, which might impact its ability to become or remain profitable.

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

ITEM  3     Quantitative  and  Qualitative  Disclosure  about  Market  Risk

Not  applicable.

PART  II    OTHER  INFORMATION

ITEM  1     Legal  Proceedings

On August 24, 2000, an Agreed Order of Dismissal (with prejudice) was entered in the Circuit Court of Cook County, Illinois, as a result of which the First Berman Lawsuit (as reported in the Company's Form 10-Q filed July 14, 2000) was settled. The settlement does not require that the Company pay any consideration to Mr. Berman; however, Mr. Berman retains the 250,000 shares issued on August 11, 1999, which were the subject of both the First Berman Lawsuit and the Second Berman Lawsuit.

On September 6, 2000, a Consent Dismissal Order was entered in the Supreme Court of British Columbia, as a result of which the Second Berman Lawsuit (as reported in the Company's Form 10-Q filed July 14, 2000) was settled. The 250,000 shares retained by Mr. Berman with respect to the First Berman Lawsuit form part of a global settlement of both the First Berman Lawsuit and the Second Berman Lawsuit.

To the Company's knowledge, no lawsuits were commenced against the Company during the quarter ended August 31, 2000, nor did the Company commence any lawsuits during the same period.

ITEM  2     Changes  in  Securities  and  Use  of  Proceedings

Recent  Sales  of  Unregistered  Securities

During the quarter ended August 31, 2000, the Company issued the following securities, none of which were registered under the Securities Act of 1933 (the "1933 Act"):

On June 8, 2000, the Company issued 30,000 common shares at a deemed price of $2.50 per common share to a single accredited individual investor. The transaction was private in nature and the Company had reasonable grounds to believe that the investor was accredited, capable of evaluating the merit and risks of his investment and acquired the shares for investment purposes. Accordingly, the Company issued the shares relying on Rule 506 of Regulation D of the 1933 Act.

On June 12, 2000, the Company issued an aggregate of 1,693,340 common shares at a deemed price of $2.50 per common share to the following investors (4 unaccredited investors, 38 accredited investors). The transaction was private in nature, and with respect to the accredited investors, the Company had reasonable grounds to believe that the investors were accredited, capable of evaluating the merits and risks of their investment and acquired their shares for investment purposes. With respect to the unaccredited investors, the Company provided the information required by Regulation D. Accordingly, the Company issued the shares relying on Rule 506 of Regulation D of the 1933 Act as follows:




NAME AND ADDRESS                 NUMBER OF SHARES          NAME AND ADDRESS        NUMBER OF SHARES
==========================  ==========================  =======================  =====================

Raymond Frankel
c/o Glickenhaus & Co . . .                              Ronald and Judith Cipriani
6 East 43rd Street . . . .                              20 Lake Katherine Drive
New York, NY 10017 . . . .                      70,000  Palos Heights IL  60463                 35,000

VS Technology
c/o Glickenhaus & Co . . .                              Louis I. Lang
6 East 43rd Street . . . .                              1E Wacker Drive - #3400
New York, NY 10017 . . . .                      70,000  Chicago, IL  60601                      28,000

Science Participants
c/o Glickenhaus & Co . . .                              Alexander Shafernich
6 East 43rd Street . . . .                              1932 De Cook Avenue
New York, NY 10017 . . . .                      21,000  Park Ridge, IL  60068                   40,040

Maria Molinsky . . . . . .                              Dr. Jeffrey Paul Feffer
51 Lord's Highway E. . . .                              561 W. Diversey Parkway
Weston, CT 06883 . . . . .                      14,000  #203 Chicago, IL  60614                 14,000

John N. Estes III
1440 New York Avenue,. . .                              Billy L. Cabell
N.W. Washington, D.C.. . .                              5417 N. Natchez
20005-2111                                      40,000  Chicago, IL  60656                      20,000

Gary W. Purucker and
Nancy E. Purucker. . . . .                              Margaret R. Lilly
440 Seaside Lane . . . . .                              525 N. Circle
Juno Beach, FL. 33408. . .                      15,960  Itasca, IL 60143                        20,000


Wahler, Pecyna & Fleming
Pension Plan
123 W. Madison, Suite. . .                              John R. Lilly
1700 Chicago, Illinois . .                              1532 Forest Drive
60602                                           10,080  Glenview, IL 60025                       34,000

Wahler, Pecyna & Fleming
Profit Sharing Plan
123 W. Madison, Suite. . .                              Francis Kirby
1700 Chicago, Illinois . .                              1294 Fiore Drive
60602                                           10,080  Lake Forest, IL 60045                    20,000

Daniel W. Pecyna
100 W. Monroe. . . . . . .                              Charles DeFend
Chicago, Illinois. . . . .                              988 Esthaers
60603                                           10,080  Nashville, IL 62263                       70,000

Mark A. Schweihs . . . . .                              Sarah A. Thewes
306 E. Van Buren . . . . .                              1447 Old Salem Ct.
Elmhurst, IL  60126. . . .                     100,000  Birmingham, MI 48009                      10,000

Gary L. Avril. . . . . . .                              John K. Howey
813 S. Quincy. . . . . .  .                             22333 Allen Road
Hinsdale, IL 60521 . . . .                      42,000  Woodhaven, MI 48183                       10,000

Steven A. Maril. . . . . .                              Robert J. Howey
1315 Cheswick Court. . . .                              2945 Riverside Drive
Wheeling, IL 60090 . . . .                      14,000  Trenton, MI  48183                        10,000

                                                        Charles O. Howey Jr.
WillStar L.L.C.. . . . . .                              22333 Allen Road
3115 Ridge Road. . . . . .                              Woodhaven, MI
Lansing, IL  60438 . . . .                      40,000  48183                                     20,000

John T. Malone . . . . . .                              Gregory A. Applin
552 N. Garfield Ave. . . .                              227 Orchard Drive
Hinsdale, IL  60521. . . .                      80,000  Monroe, MI  48162                          5,000

Kenneth Weiss. . . . . . .                              Gregory A. Applin
961 Stonegate. . . . . . .                              227 Orchard Drive
Highland Park, IL  60035 .                     123,500  Monroe, MI  48162                         10,000

Lou Weisbach
c/o Halo . . . . . . . . .                              Patrick D. Applin
5980 W. Touhy Avenue . . .                              436 Godfroy Avenue
Niles, IL 60714. . . . . .                      35,000  Monroe, MI 48162                           5,000


Dr. Russell Young. . . . .                              Gregory H. Montgomery
210 Plush Mill Road. . . .                              106 Flag Point Drive
Wallingford, PA  19086 . .                      30,800  Roscommon, MI  48653                      44,000

Alfred G. Yates Jr. and
Barbara L. Yates . . . . .                              Paul N. Howey
8 Green Brier Drive. . . .                              22333 Allen Road
Allison Park,  PA  15101 .                      22,400  Woodhaven, MI 48183                      100,000

                                                        Briar Partners
Donald R. Gordon . . . . .                              535 Madison Avenue
720 MacDade Blvd.. . . . .                              15th Floor
Folsom, PA  19033. . . . .                      42,000  New York, NY 10022                        70,000

Steven Paul Braff. . . . .                              Jennifer Cherney
10 Dish Lane . . . . . . .                              1 Lincoln Plaza, #37-0
Stowe, VT  05672 . . . . .                     175,000  New York, NY  10023                       70,000

                                                        Bruce A. Godick D.M.D.
Gil Sacher . . . . . . . .                              and Judith M. Godick
176 E. 71st Street, #16D .                              304 Colonial Drive
New York, NY 10021 . . . .                      35,000  Wallingford, PA. 19086                    22,400

Steven J. Mitchell
165 E. 66th Street - #16A
New York, NY  10021. . . .                      35,000


On June 19, 2000, the Company issued an aggregate of 50,000 common shares to a director of the Company pursuant to the terms of a Release and Settlement Agreement in connection with the acquisition of certain assets of CallDirect Enterprises, Inc. The 50,000 common shares were issued in an offshore transaction relying on Regulation S promulgated under the 1933 Act.

On June 28, 2000, the Company issued an aggregate of 145,000 common shares to twelve employees (all unaccredited investors) of the Company. The shares were issued as "bonus shares" in recognition of past services performed by the employees. The transaction was private in nature and the Company provided each employee with the information required by Regulation D of the 1933 Act, and accordingly issued the bonus shares relying on Rule 506 of Regulation D.

On July 20, 2000, the Company issued an aggregate of 25,000 common shares in an offshore transaction relying on Section 4(2) and Regulation S promulgated under of the 1933 Act to one employee in consideration of past services rendered by the employee to the Company.

On July 26, 2000, the Company issued an aggregate of 100,000 common shares to one unaccredited employee in consideration of past services rendered by the employee to the Company. The Company provided the information required by Regulation D of the 1933 to the employee, and accordingly issued the shares relying on Rule 506 of Regulation D.

On July 26, 2000, the Company issued an aggregate of 33,405 common shares at a deemed price of $0.50 per common share in an offshore transaction relying on Regulation S promulgated under the 1933 Act to a former creditor of CallDirect Enterprises, Inc., which indebtedness was assumed and settled by the Company as part of its earlier acquisition of certain assets of CallDirect Enterprises, Inc.

On July 28, 2000, the Company entered into Stock Option Agreements with the following directors, officers or key employees of the Company:




                   NUMBER OF OPTIONS
                  TO PURCHASE COMMON
NAME OF OPTIONEE        SHARES        EXERCISE PRICE   EXPIRATION DATE
----------------  ------------------  ---------------  ---------------

Dennis Sinclair.           1,000,000  $          1.31  July 28, 2010
                  ------------------  ---------------  ---------------
Kevin Wielgus. .           1,000,000  $          1.31  July 28, 2010
                  ------------------  ---------------  ---------------
Everett Palmer .             500,000  $          1.31  July 28, 2010
                  ------------------  ---------------  ---------------
TOTAL OPTIONS. .           2,500,000
----------------  ------------------

On August 31, 2000 the Company granted 1,000,000 options to purchase common shares to one of its directors, Pierre Prefontaine. The options granted to Mr. Prefontaine are exercisable at a price of $1.31 per share and expire on August 31, 2010. The options were issued in an offshore transaction relying on Section 4(2) and Regulation S promulgated under the 1933 Act.

Shares  Returned  to  Treasury

On June 14, 2000, the Company issued, returned to treasury and cancelled 121,167 common shares registered to Universal Electronic Marketing Inc. ("Universal"), as the Company chose not to proceed with a transaction which contemplated the issuance of the said 121,167 common shares to Universal.

On June 14, 2000, the Company returned to treasury and cancelled an aggregate of 1,550,000 common shares registered to certain of its directors, which had been issued as compensation for their contributions to the Company. Following a change in the Company's policy with respect to the compensation of its officers and directors, the 1,550,000 common shares were returned to treasury and cancelled. The Company approved this return to treasury effective May 25, 2000.

ITEM  3     Defaults  Upon  Senior  Securities

Not  applicable.

ITEM  4     Submission  of  Matters  To  A  Vote  Of  Security  Holders

The Company held its Annual General Meeting on August 4, 2000 (the "AGM"). Of the 127,131,127 common shares outstanding at the Record Date (June 23, 2000), 94,003,044 common shares (73.9%) were represented at the AGM, either in person or by proxy.

At  the  AGM,  it  was  resolved  that:

     (a)     the  number  of  directors  of  the  Company  be  set  at five (5);

     (b) Dennis Sinclair, Mel Baillie and Grayson Hand continue as directors of the Company for the ensuing year, to hold office until the next annual general meeting;

     (c) Raymond Mol be elected as a director of the Company for the ensuing year, to hold office until the next annual general meeting;

     (d)     the  Company's  2000  Stock  Option  Plan  be  approved;  and

     (e) KPMG LLP, Chartered Accountants be appointed as auditors of the Company to hold office until the close of the next annual general meeting and the Company be authorized to fix the remuneration to be paid to the auditor.

The following table sets forth each matter voted on at the AGM, and the number of votes cast for, against or withheld, and the number of abstentions and non-votes:




MATTER VOTED UPON        IN FAVOR    AGAINST   WITHHELD  ABSTAIN  NON-VOTES
----------------------  ----------  ---------  --------  -------  ---------

Number of Directors. .  93,053,847    700,973         0  248,224          0
                        ----------  ---------  --------  -------  ---------
Dr. Dennis Sinclair
(director) . . . . . .  93,435,272          0   293,896  273,876          0
                        ----------  ---------  --------  -------  ---------
Mel Baillie (director)  93,361,857          0   367,311  273,876          0
                        ----------  ---------  --------  -------  ---------
Grayson Hand
(director) . . . . . .  93,358,035          0   371,133  273,876          0
                        ----------  ---------  --------  -------  ---------
Raymond Mol
(director) . . . . . .  93,160,088          0   569,080  273,876          0
                        ----------  ---------  --------  -------  ---------
2000 Stock
Option Plan. . . . . .  92,128,058  1,449,014         0  425,972          0
                        ----------  ---------  --------  -------  ---------
KPMG LLP
(as auditors
and compensation for).  93,545,750          0   194,470  262,824          0
----------------------  ----------  ---------  --------  -------  ---------

ITEM  5     Other  Information

On August 25, 2000, Pierre Prefontaine was appointed to the Board of Directors of the Company. Mr. Prefontaine was previously a director of the Company (between November 14, 1996 and May 5, 1999). Mr. Prefontaine obtained certificates of Business Administration and Communication Electronics from the Southern Alberta Institute of Technology, and has over 20 years' experience in the telecommunications industry. Mr. Prefontaine is currently employed by Sprint Canada Inc. as an Account Manager, a position he has held since 1999. Mr. Prefontaine is the founder of three telecommunications companies:
Consolidated Technologies Inc. and Whistler Telephone Company Ltd. in 1989 and Tricor Telemanagement Inc. in 1987.

ITEM  6     Exhibits  and  Reports  on  Form  8-K

Reports  on  Form  8-K

On June 15, 2000, the Company filed a Current Report on Form 8-K with respect to the acquisition of assets owned by Sullivan Park LLC ("Sullivan Park"). Pursuant to an Asset Purchase Agreement (the "Asset Purchase Agreement") dated for reference May 19, 2000, between the Company, Sullivan Park and Edward W. Sharpless ("Sharpless"), the Company acquired all of the property, assets and undertakings of the internet services development business carried on by Sullivan Park. The closing date of the Asset Purchase Agreement, as agreed by the parties, was June 1, 2000.

On August 25, 2000, the Company filed a Current Report on Form 8-K/A attaching the Audited Financial Statements of Sullivan Park, as at December 31, 1999 and 1998, and from the date of incorporation on August 28, 1998 to December 31, 1998, the unaudited interim financial statements of Sullivan Park as at May 31, 2000 and for the five months ended May 31, 1999 and 2000, and the pro forma balance sheets as at May 31, 2000 and pro forma Statement of Operations for the year ended February 28, 2000 and for the three months ended May 31, 2000.

Exhibits

Exhibit
Number     Exhibit  Title
------     --------------

3     Articles  of  Incorporation  and  Bylaws

(The following exhibits are incorporated by reference into this Form 10-Q from reports previously filed by the Company with the Securities and Exchange Commission)

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

3.4     Certificate  of  Amendment,  dated  December  22,  1995

3.5     Certificate  of  Amendment,  dated  March  23,  1999

3.6     Certificate  of  Amendment,  dated  May  31,  1999

3.7     Certificate  of  Amendment,  dated  July  18,  1997

3.8     By-laws  of  the  Company

10     Material  Contracts

     10.1 Asset Purchase Agreement between the Company and Sullivan Park LLC, dated for reference May 19, 2000 (closing date June 1, 2000) (incorporated by reference from the Company's Form 8-K filed on June 15, 2000)

     10.2 Incubation Services Agreement between the Company and Sullivan Park LLC, dated June 16, 2000

27     Financial  Data  Schedule

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     VIRTUALSELLERS.COM,  INC.

     By:  /s/ Dennis Sinclair
          Dennis Sinclair, President/Director
          Date:  October 16, 2000

     By:  /s/ Ray Mol
          Ray Mol/Director
          Date:  October 17,  2000

     By:  /s/ Pierre Prefontaine
          Pierre  Prefontaine/Director
          Date:  October 16,  2000

     By:  /s/ Kevin Wielgus
          Kevin  Wielgus/Secretary
          Date:  October 16,  2000