Form 10-Q
period 2000-11-30
VIRTUALSELLERS COM INC
filed 2001-01-16
CIK 790948

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  quarterly  period  ended:   NOVEMBER  30,  2000
                                       or
[  ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(D) OF THE SECURITIES
      EXCHANGE  ACT  OF  1934

For  the  transition  period  from  ___________________________________  to
_________________________________

Commission  File  Number:  000-14356

                            VIRTUALSELLERS.COM, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)

Canada                                                                 911353658
------                                                                 ---------
(State  or  other  jurisdiction  of                              (I.R.S Employer
incorporation  or  organization)                            Identification  No.)

Suite  1000  -  120  North  LaSalle  Street,  Chicago,  IL                 60602
----------------------------------------------------------           -----------
(Address  of  principal  executive  offices)                         (Zip  Code)

                                (312)  920-9120
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

As of January 2, 2001, there were 127,559,748 shares of the Registrant's Common Shares issued and outstanding.

PART  I     FINANCIAL  INFORMATION

ITEM  1     Financial  Statements

DISCLOSURE

To:     The  Shareholders  of
        VirtualSellers.com,  Inc.

It is the opinion of management that the interim financial statements for the quarter ended November 30, 2000 include all adjustments necessary in order to ensure that the financial statements are not misleading.

Chicago,  Illinois                                           /s/ Dennis Sinclair
Date:  January  15,  2001                             Director  of  the  Company



Consolidated  Financial  Statements  of

VIRTUALSELLERS.COM,  INC.
(Expressed  in  U.S.  Dollars)

Three  months  ended  November  30,  2000  and
Nine  months  ended  November  30,  2000
(Unaudited)


VIRTUALSELLERS.COM,  INC.
Consolidated  Balance  Sheets
(Expressed  in  U.S.  dollars)
(Unaudited)


                                                                November 30,                   February 29,
                                                                    2000                           2000
Assets

Current assets:
Cash and cash equivalents . . . . . . . . . . . . . . . . . .  $   1,073,939                   $                    447,844
Accounts receivable . . . . . . . . . . . . . . . . . . . . .        820,893                                         72,029
Inventories . . . . . . . . . . . . . . . . . . . . . . . . .         38,265                                         50,850
Prepaid expenses and advances . . . . . . . . . . . . . . . .        113,024                                        242,310
                                                                   2,046,121                                        813,033
                                                              --------------------------------------------------------------
Capital assets, net (note 4). . . . . . . . . . . . . . . . .      4,902,352                                      1,926,857
                                                              --------------------------------------------------------------
                                                               $   6,948,473                   $                  2,739,890
                                                               =============================================================
Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued liabilities. . . . . . . . . . .  $     973,842                   $                    693,250

Stockholders' equity:
Common shares, no par value (note 5):
Authorized:
    200,000,000   common shares
Issued and outstanding:
    127,554,749 shares at November 30, 2000
    and 123,001,503 shares at February 29, 2000 . . . . . . .    107,555,782                                    102,492,038
Shares to be issued (notes 2 and 3). . . . . . . . . . . . . .     3,928,000                                              -
Accumulated deficit . . . . . . . . . . . . . . . . . . . . .   (105,509,151)                                  (100,445,398)
                                                              --------------------------------------------------------------
                                                                   5,974,631                                      2,046,640
                                                              --------------------------------------------------------------
                                                               $   6,948,473   $                                  2,739,890
                                                               =============================================================

See accompanying notes to consolidated financial statements.

On behalf of the Board:

/s/ Dennis Sinclair                            /s/ Raymond Mol
Director                                       Director




VIRTUALSELLERS.COM,  INC.
Consolidated  Statements  of  Operations  and  Deficit
(Expressed  in  U.S.  dollars)
(Unaudited)


                                                Three months ended               Nine months ended
                                                   November 30,                    November 30,
                                             --------------------------         -------------------
                                              2000                 1999            2000         1999
Revenue . . . . . . . . . . . . .  $           886,751   $          220,230   $2,115,254   $  546,978

Costs and expenses:
Cost of goods sold. . . . . . . .              167,863               85,277      456,856      217,537
Selling, general and
administrative expenses . . . . .            1,835,037            1,131,576    5,585,581    2,691,969
Depreciation and amortization . .              456,084               44,423    1,098,433       80,451
                                             ---------------------------------------------------------
                                             2,458,984            1,261,276    7,140,870    2,989,957
                                             ---------------------------------------------------------
Loss before other income. . . . .            1,572,233            1,041,046    5,025,616    2,442,979

Other income (expense):
Interest revenue. . . . . . . . .                9,935                2,194       75,320       22,863
Foreign exchange gains (losses) .                  820                2,226      (51,076)      90,804
Miscellaneous . . . . . . . . . .              (79,607)               5,008      (62,381)   1,162,595
                                               (68,852)               9,428      (38,137)   1,276,262
                                             ---------------------------------------------------------
Net loss for the period . . . . .            1,641,085            1,031,618    5,063,753    1,166,717
                                             ---------------------------------------------------------
Net loss for the period per share  $             (0.01)  $            (0.01)  $    (0.04)  $    (0.01)
                                             =========================================================

See accompanying notes to consolidated financial statements.


VIRTUALSELLERS.COM,  INC.
Consolidated  Statements  of  Stockholders'  Equity
(Expressed  in  U.S.  dollars)
(Unaudited)


                                                                 Number of       Common
                                                                  common          share      Shares to    Accumulated
                                                                  shares         amount      be issued      deficit
Balance, February 28, 1999. . . . . . . . . . . . . . . . . .  $ 77,097,110   $ 95,524,122   $        -  $ (95,752,168)

Shares issued during the year:
For employees' and directors'
compensation. . . . . . . . . . . . . . . . . . . . . . . . .     7,541,888      2,496,669            -              -
Issued on acquisition of
VirtualSellers. . . . . . . . . . . . . . . . . . . . . . . .       500,000         50,000            -              -
Issued on acquisition of Call
Direct. . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,200,000        202,716            -              -
Exercise of CCAA warrants . . . . . . . . . . . . . . . . . .       495,525              -            -              -
Conversion of 2000
convertible debentures. . . . . . . . . . . . . . . . . . . .    11,605,000      1,125,835            -              -
For services received . . . . . . . . . . . . . . . . . . . .     5,644,335        580,654            -              -
For cash pursuant to private
placements. . . . . . . . . . . . . . . . . . . . . . . . . .    18,668,837      2,590,493            -              -
Shares returned and
cancelled . . . . . . . . . . . . . . . . . . . . . . . . . .       (51,191)             -            -              -
Issued on acquisition of
equipment . . . . . . . . . . . . . . . . . . . . . . . . . .       300,000         87,000            -              -
Share issue costs . . . . . . . . . . . . . . . . . . . . . .             -       (165,451)           -              -
Loss for the year . . . . . . . . . . . . . . . . . . . . . .             -              -            -     (4,693,230)
                                                             ----------------------------------------------------------
Balance, February 29, 2000. . . . . . . . . . . . . . . . . .   123,001,504    102,492,038            -   (100,445,398)

Shares issued during the period:
Exercise of CCAA warrants . . . . . . . . . . . . . . . . . .     1,170,060              -            -              -
For cash pursuant to private
placements. . . . . . . . . . . . . . . . . . . . . . . . . .     1,730,375      4,310,800            -              -
For employees' and directors'
compensation. . . . . . . . . . . . . . . . . . . . . . . . .     1,315,000        802,600            -              -
For settlement of debt. . . . . . . . . . . . . . . . . . . .        49,629         19,344            -              -
For consulting services . . . . . . . . . . . . . . . . . . .        88,181          6,000            -              -
Issued on acquisition of
Sullivan Park (note 2). . . . . . . . . . . . . . . . . . . .       200,000        375,000            -              -
Shares to be issued on
acquisition of Sullivan
Park (note 2) . . . . . . . . . . . . . . . . . . . . . . . .             -              -    2,700,000              -
Shares to be issued on
acquisition of Gold
Paint (note 3). . . . . . . . . . . . . . . . . . . . . . . .             -              -      188,000              -
Shares to be issued cash
  pursuant to private
placements. . . . . . . . . . . . . . . . . . . . . . . . . .             -              -    1,040,000              -
Share issue costs (note 7). . . . . . . . . . . . . . . . . .             -       (450,000)           -              -
Loss for the period . . . . . . . . . . . . . . . . . . . . .             -              -            -     (5,063,753)
                                                              ---------------------------------------------------------
Balance, November 30, 2000. . . . . . . . . . . . . . . . . .   127,554,749   $107,555,782   $3,928,000  $(105,509,151)
                                                              =========================================================
See accompanying notes to consolidated financial statements.




                                                                  Total
Balance, February 28, 1999. . . . . . . . . . . . . . . . . .  $  (228,046)

Shares issued during the year:
For employees' and directors'
compensation. . . . . . . . . . . . . . . . . . . . . . . . .    2,496,669
Issued on acquisition of
VirtualSellers. . . . . . . . . . . . . . . . . . . . . . . .       50,000
Issued on acquisition of Call
Direct. . . . . . . . . . . . . . . . . . . . . . . . . . . .      202,716
Exercise of CCAA warrants . . . . . . . . . . . . . . . . . .            -
Conversion of 2000
convertible debentures. . . . . . . . . . . . . . . . . . . .    1,125,835
For services received . . . . . . . . . . . . . . . . . . . .      580,654
For cash pursuant to private
placements. . . . . . . . . . . . . . . . . . . . . . . . . .    2,590,493
Shares returned and
cancelled . . . . . . . . . . . . . . . . . . . . . . . . . .            -
Issued on acquisition of
equipment . . . . . . . . . . . . . . . . . . . . . . . . . .       87,000
Share issue costs . . . . . . . . . . . . . . . . . . . . . .     (165,451)
Loss for the year . . . . . . . . . . . . . . . . . . . . . .   (4,693,230)
                                                             --------------
Balance, February 29, 2000. . . . . . . . . . . . . . . . . .    2,046,640

Shares issued during the period:
Exercise of CCAA warrants . . . . . . . . . . . . . . . . . .            -
For cash pursuant to private
placements. . . . . . . . . . . . . . . . . . . . . . . . . .    4,310,800
For employees' and directors'
compensation. . . . . . . . . . . . . . . . . . . . . . . . .      802,600
For settlement of debt. . . . . . . . . . . . . . . . . . . .       19,344
For consulting services . . . . . . . . . . . . . . . . . . .        6,000
Issued on acquisition of
Sullivan Park (note 2). . . . . . . . . . . . . . . . . . . .      375,000
Shares to be issued on
acquisition of Sullivan
Park (note 2) . . . . . . . . . . . . . . . . . . . . . . . .    2,700,000
Shares to be issued on
acquisition of Gold
Paint (note 3). . . . . . . . . . . . . . . . . . . . . . . .      188,000
Shares to be issued cash
  pursuant to private
placements. . . . . . . . . . . . . . . . . . . . . . . . . .    1,040,000
Share issue costs (note 7). . . . . . . . . . . . . . . . . .     (450,000)
Loss for the period . . . . . . . . . . . . . . . . . . . . .   (5,063,753)
                                                             --------------
Balance, November 30, 2000. . . . . . . . . . . . . . . . . .  $ 5,974,631
                                                             ==============
See accompanying notes to consolidated financial statements.


VIRTUALSELLERS.COM,  INC.
Consolidated  Statements  of  Cash  Flows
(Expressed  in  U.S.  dollars)
(Unaudited)


                                                                         Three months ended        Nine months ended
                                                                             November 30,            November 30,
                                                                       -------------------------   -------------------
                                                                        2000                1999            2000
Cash provided by (used in):

Operating activities:
Net loss for the year. . . . . . . . . . . . . . . . . . . .  $        (1,641,085)  $    (1,031,618)     $(5,063,753)
Items not involving cash:
Depreciation and amortization. . . . . . . . . . . . . . . .              456,084            44,423        1,098,433
Non-cash compensation. . . . . . . . . . . . . . . . . . . .                    -            62,657          802,600
Non-cash administration
expenses . . . . . . . . . . . . . . . . . . . . . . . . . .                6,000           140,786           25,344
Change in non-cash operating
working capital:
Accounts receivable. . . . . . . . . . . . . . . . . . . . .             (190,227)           17,750         (521,330)
Inventories. . . . . . . . . . . . . . . . . . . . . . . . .                3,310            14,227           12,585
Prepaid expenses and
advances . . . . . . . . . . . . . . . . . . . . . . . . . .               26,111            61,083          129,986
Accounts payable and
accrued liabilities. . . . . . . . . . . . . . . . . . . . .              370,076            51,525          191,351
                                                            ---------------------------------------------------------
                                                                         (969,731)         (639,167)      (3,324,784)

Investing activities:
Cash acquired on acquisitions. . . . . . . . . . . . . . . .               (2,477)                -              771
Acquisition of capital assets. . . . . . . . . . . . . . . .              (73,843)           35,230         (950,692)
                                                            ---------------------------------------------------------
                                                                          (76,320)           35,230         (949,921)

Financing activities:
Issuance of common shares. . . . . . . . . . . . . . . . . .                2,450           100,358        4,310,800
Share issue costs. . . . . . . . . . . . . . . . . . . . . .                    -                 -         (450,000)
Shares to be issued. . . . . . . . . . . . . . . . . . . . .            1,040,000                 -        1,040,000
Capital lease obligations. . . . . . . . . . . . . . . . . .                    -                 -                -
                                                            ---------------------------------------------------------
                                                                        1,042,450           100,358        4,900,800
                                                            ---------------------------------------------------------
Increase (decrease) in cash and cash equivalents . . . . . .               (3,601)         (503,579)         626,095

Foreign currency effect on cash. . . . . . . . . . . . . . .                    -           (16,210)               -

Cash and cash equivalents,
beginning of period. . . . . . . . . . . . . . . . . . . . .            1,077,540           571,642          447,844
                                                            ---------------------------------------------------------
Cash and cash equivalents,
end of period. . . . . . . . . . . . . . . . . . . . . . . .  $         1,073,939   $        51,853      $ 1,073,939
                                                            =========================================================

Non-cash transactions and supplemental disclosures - note 5.

See accompanying notes to consolidated financial statements.


                                                            Nine months ended
                                                              November 30,
                                                           ------------------
                                                                  1999
Cash provided by (used in):

Operating activities:
Net loss for the year. . . . . . . . . . . . . . . . . . . .  $(1,166,717)
Items not involving cash:
Depreciation and amortization. . . . . . . . . . . . . . . .       80,451
Non-cash compensation. . . . . . . . . . . . . . . . . . . .      642,488
Non-cash administration
expenses . . . . . . . . . . . . . . . . . . . . . . . . . .      505,219
Change in non-cash operating
working capital:
Accounts receivable. . . . . . . . . . . . . . . . . . . . .      (88,480)
Inventories. . . . . . . . . . . . . . . . . . . . . . . . .      (26,267)
Prepaid expenses and
advances . . . . . . . . . . . . . . . . . . . . . . . . . .     (363,589)
Accounts payable and
accrued liabilities. . . . . . . . . . . . . . . . . . . . .      118,232
                                                            --------------
                                                                 (298,663)

Investing activities:
Cash acquired on acquisitions. . . . . . . . . . . . . . . .            -
Acquisition of capital assets. . . . . . . . . . . . . . . .     (706,457)
                                                            --------------
                                                                 (706,457)

Financing activities:
Issuance of common shares. . . . . . . . . . . . . . . . . .      950,117
Share issue costs. . . . . . . . . . . . . . . . . . . . . .            -
Shares to be issued. . . . . . . . . . . . . . . . . . . . .            -
Capital lease obligations. . . . . . . . . . . . . . . . . .        7,376
                                                            --------------
                                                                  957,493
                                                            --------------
Increase (decrease) in cash and cash equivalents.. . . . . .      (47,627)

Foreign currency effect on cash. . . . . . . . . . . . . . .       23,447

Cash and cash equivalents,
beginning of period. . . . . . . . . . . . . . . . . . . . .       75,763
                                                            --------------
Cash and cash equivalents,
end of period. . . . . . . . . . . . . . . . . . . . . . . .  $    51,583
                                                            ==============
Non-cash transactions and supplemental disclosures - note 5.

See accompanying notes to consolidated financial statements.

VIRTUALSELLERS.COM,  INC.
Notes  to  Consolidated  Financial  Statements
(Expressed  in  U.S.  dollars)

Three  months  ended  November  30,  2000  and
Nine  months  ended  November  30,  2000
(Unaudited)


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

Canadian  subsidiaries                              United  States  subsidiaries
----------------------                              ----------------------------

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


2000     126,724,730
1999     90,668,069

Diluted earnings per share has not been presented as the impact of outstanding convertible securities would be to reduce the loss per share.

2.     ACQUISITION  OF  THE  BUSINESS  OF  SULLIVAN  PARK,  LLC:

On May 19, 2000, and amended on June 1, 2000, the Corporation entered into an agreement with Sullivan Park to acquire the net assets of Sullivan Park for $2,700,000, payable no later than May 19, 2001 in common shares of Virtualsellers based on the closing market price of the Vitualsellers common shares. These shares are to be registered and issued in one instalment on the earlier of (i) May 19, 2001 and (ii) date at which the shares are registered. In addition, the Company entered into an employment agreement with the managing member of Sullivan Park whereby the managing member will receive a monthly salary of $10,000 and 200,000 common shares of Virtualsellers as a signing bonus. Virtualsellers can terminate the employment agreement by giving three months written notice. As the Corporation acquired control over the net assets of Sullivan Park, the acquisition is accounted for using the purchase method.

The purchase price is allocated to the identifiable assets acquired and liabilities assumed based upon their fair values at the effective date. The residual balance is allocated to goodwill.

Details  of  the  acquisition  are  as  follows:



Net assets acquired:
Cash. . . . . . . . . . . . . . . . . . . . . .  $    3,248
Accounts receivable . . . . . . . . . . . . . .      92,134
Fixed assets. . . . . . . . . . . . . . . . . .      21,379
Goodwill. . . . . . . . . . . . . . . . . . . .   3,019,137
                                               ------------
                                                  3,135,898

Accounts payable and accrued liabilities. . . .      60,898
                                               ------------
Net assets acquired . . . . . . . . . . . . . .  $3,075,000
                                               ============
Consideration:

Shares to be issued under acquisition agreement  $2,700,000
Shares to be issued under employment agreement.     375,000
                                               ------------
                                                 $3,075,000
                                               ============

3.    ACQUISITION  OF  THE  BUSINESS  OF  GOLD  PAINT  INTERNET  SERVICES  INC.:

On October 1, 2000, the Company entered into an agreement to acquire the business of Gold Paint Internet Services Inc. ("Gold Paint") for 200,000 common shares of the Company. As the Corporation acquired control over the net assets of Gold Paint, the acquisition is accounted for using the purchase method.

The purchase price is allocated to the identifiable assets acquired and liabilities assumed based upon their fair values at the effective date. The residual balance is allocated to goodwill. Details of the acquisition are as follows:



Net assets acquired:
Cash. . . . . . . . . . . . . . . . . . . . . .  $ (2,477)
Accounts receivable . . . . . . . . . . . . . .   135,408
Prepaid expenses. . . . . . . . . . . . . . . .       700
Fixed assets. . . . . . . . . . . . . . . . . .    26,004
Goodwill. . . . . . . . . . . . . . . . . . . .    56,721
                                                ----------
                                                  216,356
Accounts payable and accrued liabilities. . . .    28,356
                                                 ---------
Net assets acquired . . . . . . . . . . . . . .  $188,000

Consideration:
Shares to be issued under acquisition agreement  $188,000


4.     CAPITAL  ASSETS,  NET:


                                       Accumulated     Net book
NOVEMBER 30, 2000            Cost      depreciation     value
Office equipment. . . .  $  1,085,056  $     406,791  $  678,265
Computer hardware . . .     1,598,612        453,707   1,144,905
Computer software . . .       164,793         34,296     130,497
Leasehold improvements.       311,269         14,234     297,035
Goodwill (note 2) . . .     3,154,840        503,190   2,651,650
                         ---------------------------------------
                         $  6,314,570  $   1,412,218  $4,902,352

                                       Accumulated     Net book
FEBRUARY 29, 2000 . . .      Cost      depreciation     value

Office equipment. . . .  $    886,016  $     153,031  $  732,985
Computer hardware . . .       958,275         99,918     858,357
Computer software . . .       126,603         27,882      98,721
Leasehold improvements.       262,564         25,770     236,794
                        ----------------------------------------
                         $  2,233,458  $     306,601  $1,926,857
                        ========================================

5.     SHARE  CAPITAL:

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

(c)     Warrants  and  options:

At November 30, 2000, the Company has 361,710 share purchase warrants outstanding which expire on April 26, 2001. Each warrant entitles the holder to purchase one common share for Cdn. $1.50. The Company also has 1,000,000 share purchase warrants outstanding which expire on June 30, 2001. Each warrant entitles the holder to purchase one common share for Cdn. $1.00. A new one year held period will commence on the shares issued as a result of the exercise of these warrants. The Company also had 77,255 warrants outstanding which expired on September 8, 2000. Each warrant entitles the holder to purchase one common share for no additional consideration. These warrants were issued to creditors of CallDirect to settle outstanding indebtedness. The Company has 100,000 stock options outstanding at an exercise price of $1.28, expiring January 31, 2001. These options were originally granted in fiscal 1997. On August 31, 2000 the Company issued 2,255,000 options to employees entitling the employees to acquire 2,255,000 common shares of the Company at $1.31 per share expiring on July 28, 2010. On September 25, 2000, the Company issued 3,800,000 options to employees and directors entitling the employees and directors to acquire 3,800,000 common shares of the Company at $1.31 expiring at various dates between July 28, 2010 and September 25, 2010. On October 23, 2000, the Company issued 1,000,000 options to an employee entitling the employee to acquire 1,000,000 common shares of the Company at $0.56 expiring October 23, 2010. On November 1, 2000, the Company issued 650,000 options to employees and directors entitling the employees and directors to acquire 650,000 common shares of the Company at $0.56 expiring November 1, 2010. On November 1, 2000, the Company reduced the exercise price for options issued at $1.31 and $0.71 to $0.56.


6.     SEGMENTED  INFORMATION:

The Company has three operating segments - a call center division, a catalogue division ("CallDirect") and an e'commerce division ("Virtualsellers.com"). The call center and e'commerce segments are located in the United States and the catalogue segment is located in British Columbia, Canada.

2000:
----


(a)     Operating  segments:


                      Call Center   Catalogue   e'commerce      Segment
                        segment      segment      segment    eliminations     Total
Gross revenue. . . .  $    475,004  $  251,755  $ 1,388,495  $              $2,115,254

Segment loss . . . .  $     81,577  $  112,103  $ 2,577,222  $              $2,770,902
Corporate loss . . .                                                         2,292,851
                    ------------------------------------------------------------------
Loss for the year     $     81,577  $  112,103  $ 2,577,222  $              $5,063,753
                    ==================================================================
Segment assets . . .  $    207,732  $  186,381  $ 5,607,309  $              $6,001,422
Corporate assets . .                                                           947,051
                    ------------------------------------------------------------------
Total assets          $    207,732  $  186,381  $ 5,607,309  $              $6,948,473
                    ==================================================================
Equipment additions:
  Equipment           $             $           $   938,998  $              $  938,998
  Corporate assets                                                              11,674
                    ------------------------------------------------------------------
                      $             $           $   938,998  $              $  950,672
                    ==================================================================



6.     SEGMENTED  INFORMATION  (CONTINUED):

       2000  (CONTINUED):
       -----------------

(a)     Operating  segments  (continued):


                                Call Center   Catalogue        e'commerce           Segment
                                  segment      segment           segment         eliminations     Total
Depreciation and amortization
expense:
Equipment. . . . . . . . . . .  $     13,866  $   47,214   $      529,283        $              $  590,363
Goodwill . . . . . . . . . . .                                    503,190                          503,190
Corporate assets . . . . . . .                                                                       4,880

                                $     13,866  $   47,214  $           1,032,473  $              $1,098,433

(b)     Geographic segments:

                                                United          Segment
                                   Canada       States         eliminations           Total

Gross revenue. . . . . . . . .  $    251,755  $1,863,499  $                      $   2,115,254

Location of assets:
Equipment. . . . . . . . . . .  $     44,021  $2,206,681  $                      $   2,250,702
Goodwill . . . . . . . . . . .                 2,651,650                             2,651,650

                                $     44,021  $4,858,331  $                      $   4,902,352


1999:
----

(a)     Operating  segments:


                      Call Center    Catalogue   e'commerce      Segment
                        segment       segment      segment    eliminations     Total
Gross revenue . . .  $    222,444  $  162,838  $   161,696  $              $  546,978

Segment loss. . . .  $    142,404  $   42,248  $   873,113  $              $1,057,765
Corporate expenses.                                                           108,952

Loss for the period  $    142,404  $   42,248  $   873,113  $              $1,166,717

Segment assets. . .  $    104,716  $  268,962  $ 1,055,619  $              $1,429,297
Corporate assets. .                                                           117,210

Total assets         $    104,716  $  268,962  $ 1,055,619  $              $1,546,507


6.     SEGMENTED  INFORMATION  (CONTINUED):

       1999  (CONTINUED):
       -----------------

(a)     Operating  segments  (continued):


                                     Call Center         Catalogue    e'commerce      Segment
                                       segment            segment       segment     eliminations   Total

Depreciation and amortization
  expense:
Equipment. . . . . . . . . . .  $         9,686        $              $    70,765  $              $80,451
Corporate assets
                               --------------------------------------------------------------------------
                                $         9,686        $              $    70,765  $              $80,451

(b)     Geographic segments:

                                                            United      Segment
                                         Canada             States     eliminations        Total

Gross revenue. . . . . . . . .  $             162,838  $     384,140  $            $     546,978

Location of assets:
Equipment. . . . . . . . . . .  $             132,563  $     840,811  $            $     973,374

7.     RELATED  PARTY  TRANSACTIONS:

Included in accounts receivable at August 31, 2000 is $96,548 (February 29, 2000
- $nil) due from employees of the Company. Payments totalling $450,000 were made to the Company's President (and Director) and Concept 10 Inc., a wholly-owned subsidiary of the Company's President (and Director), during the nine months ended November 30, 2000 (1999 - $nil) for services rendered in connection with a private placement of common shares.


8.     NON-CASH  TRANSACTIONS  AND  SUPPLEMENTAL  DISCLOSURES:

The  Company  had  the  following  material  non-cash  transactions:


                                       2000       1999
Issuance of shares for:
Employee and director compensation  $  802,600  $579,831
Settlement of debt . . . . . . . .      19,344         -
Acquisition of Sullivan Park . . .     375,000         -
Services received. . . . . . . . .       6,000   364,433
                                   ---------------------
                                    $1,202,944  $944,264
                                   =====================

In addition, the Company is committed to issue $2,700,000 in common shares for the acquisition of Sullivan Park (note 2) and $188,000 in common shares for the acquisition of Gold Paint (note 3).

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

All  figures  are  in  United  States  Dollars  unless  otherwise  stated.

VIRTUALSELLERS.COM

During the quarter ended November 30, 2000, Virtualsellers.com continued to provide turnkey e-commerce transaction processing and customer services to small and medium-sized businesses. With the addition of GoldPaint Internet Services Inc., Virtualsellers.com's portfolio of products and services has increased, providing a larger customer base and marketing edge.

Additional internal development has provided Virtualsellers.com with a new product offering, TAME Wizard technology, allowing multi-store environment implementation with simple to use templates. Together with other value-added services such as transaction processing, help desk and customer service, Virtualsellers.com continues to strengthen its position as a solutions provider.

Some of the recent highlights and accomplishments of Virtualsellers.com include:

- introduced the TAMExchange product that allows buyers and sellers of both standard and non-standard products to participate in multi-lateral purchase/sale negotiations;

- introduced the Virtualsellers.com Content Manager providing a Web/wireless data collaboration tool;

-     increased  senior  management  staff;

-     increased  transaction  processing revenue by 66% over the second quarter;

- launched several websites, including transaction procession for DailyMetalQuotes.com and FarrellTrading.com; and

- contracted for professional services to Edmonton Development Authority to create a portal for the purpose of offering e-commerce connectivity and communication for their customers and suppliers worldwide and to reduce business costs per transaction.

Subsequent to the fiscal quarter ended November 30, 2000, we contracted for professional services with SportsCombine.com for the development of the online registration and tracking of the Nike Junior Tennis Tour for its members and tournaments.

SULLIVAN  PARK

We continued to operate the business of Sullivan Park ("Sullivan Park") under a subsidiary called Sullivan Park, Inc. Sullivan Park's clients include Internet start-ups in its accelerator program and Fortune 500 companies outsourcing their Web site development and e-commerce solutions. Sullivan Park promotes our goal of expanding TAME's market penetration in the existing customer base and with new customers by using the language to build Web site, database management and supply chain solutions. Our goal of increasing transaction processing revenue is met by Sullivan Park's development of a portfolio of clients whose businesses benefit from using VirtualSellers.com's e-commerce services.

By partnering with start-up Internet companies at an early stage, Sullivan Park gives its clients the ability to leverage their resources to the fullest extent. Instead of raising a significant amount of start-up capital for equipment, infrastructure and personnel expenses, start-ups can engage Sullivan Park at a fraction of this cost, deploying their products or services to market faster and proving their business model in advance of seeking initial financing. Sullivan Park consults at the outset, providing business analysis and technical analysis that fully model the client's business and processes. Site development, when commenced, can then be accelerated through the use of the TAME language. Upon launch, the client's e-commerce requirements are managed by VirtualSellers.com, which provides its hosting, transaction processing, customer support, billing and collection services. In addition to receiving an equity position in its clients, Sullivan Park generates revenue from consulting and application development fees.

Subsequent to the fiscal quarter ended November 30, 2000, Sullivan Park continued to build alliances with key technology companies whose products directly integrate and complement the TAME application server as part of the effort to expand TAME's market penetration and provide its customers with a full suite of services. Sullivan Park was recently accepted into SpeedStart, a program jointly developed by Compaq Computer Corp., Microsoft Corp. and Intel Corp., that is designed to accelerate speed-to-market for Internet start-up companies. Sullivan Park will seek to work with SpeedStart enrollees as a Web integrator, incubator and service provider. Web applications will be developed on the TAME platform, which has been optimized to work on Compaq and Intel hardware running Windows 2000 Server.

Sullivan Park's accelerator program continues to grow with the recent addition of several high profile projects. Sullivan Park will assist SportsCombine.com in developing the online registration and tracking of the Nike Junior Tennis Tour.

The highly anticipated StoryDigger.com launch will occur in the current quarter, providing a stream of transaction revenue through VirtualSellers.com's e-commerce infrastructure.

In addition to the success of its accelerator program, Sullivan Park is realizing significant growth in its core professional services business. Sullivan Park has more than doubled its large company clients in the current quarter, and seeks to maintain this aggressive growth throughout 2001. Many high profile companies have closed their Los Angeles offices, while Sullivan Park has successfully increased its growth and revenue.

NORTHSTAR  TELESOLUTIONS

NorthStar TeleSolutions ("NorthStar") has been providing services to cable television, Internet Service Providers ("ISP's") and other large subscriber-based businesses for over 2 years. These services include 24 hours a day, 7 days a week transaction processing, customer service, centralized billing, payment processing, order entry, order fulfilment, help desk services, dispatch functions, customer and technical support, dispatching, bill collections and marketing.

NorthStar enables such businesses to significantly reduce billing management and back-office costs through a proven and efficient outsource service.

Since the average fee per cable subscriber is $3.50, the cost savings for most small and medium size cable operators is substantial; approximately 50%. NorthStar achieves this savings for its clients through a package of services that can improve the customer service and billing operation of most cable and ISP's. As an added benefit, NorthStar will provide all of these services for a flat per-subscriber monthly rate so that clients can quantify their billing management expenses in advance.

In the quarter, NorthStar grew its subscriber base by 65% to over 40,000 subscribers. NorthStar has nearly 5,000 subscribers under contract which are expected to generate revenue which will be recorded in the upcoming quarter.

The revenue generated from the management of these subscribers has increased by over 60%. NorthStar's growth during this past year can primarily be attributed to work it has done to position itself as a leader of transaction processing services for the emerging broadband service industry. NorthStar has exhibited its services at 2 industry shows in the past 6 months with additional appearances slated for the near future.

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

On January 12, 2001, subsequent to the third fiscal quarter, NorthStar entered into a 3-year agreement with Skyway Partners, a provider of telecommunications services to multiple dwelling buildings and communities. Skyway Partners is a network edge integrated digital services provider for multiple dwelling units in the U.S. Skyway Partners' services include high-speed data and Internet access, principally utilizing Digital Subscriber Line technology, local dial tone, long-distance telephone, principally utilizing Voice Over Internet Protocol technology, digital television and audio content via satellite and cable, and content-based services such as portals and e-commerce. Skyway Partners delivers these services to its subscribers under its trade name of "HotPipe.net". HotPipe.net's multiple dwelling unit building-centric service approach consists of developing customized in-building broadband networks that Skyway Partners designs, installs and operates, and providing focused sales and customer services. By managing the initial provisioning and ongoing delivery of complete customer care and convenient single statement billing, HotPipe.net alleviates its customer's need to interface with multiple communications providers, and is able to maximize subscriber retention.

NorthStar's comprehensive billing and customer care solutions created specifically for providers of broadband services will support Skyway Partners' billing and customer care needs. NorthStar's back-office solutions include customer service, billing and collection, payment processing, marketing support and dispatch. Skyway Partners will bring an additional subscriber base of 2,500 to NorthStar. Skyway Partners plans to continue its expansion through the development of new systems, and will substantially increase its subscriber base over the next 18 months. NorthStar currently has more than 40,000 subscribers that are currently under contract through numerous telecommunications companies.

CALLDIRECT

CallDirect's e-commerce Web site is accessible directly through www.CallDirect.com or through www.VirtualSellers.com. CallDirect completed and mailed its latest catalogue in November, 2000. A number of new wireless products have been added to the products in the catalogue. CallDirect is expecting an increase in its revenues for the final quarter of this fiscal year.

In January, 2001, subsequent to the third fiscal quarter, CallDirect purchased a business mailing list and mailed approximately 35,000 of its product catalogues in an effort to expand its customer base. The quality of this mailing list included such reputable businesses as Southam's Small Business, Daytimers of Canada, Canadian Travel Press, Canadian Bankers & Stockbrokers, and Informationweek. CallDirect expects an increase in revenue and an expansion of its customer base as a direct result of the mailing.

TAME

We have implemented significant upgrades and improvements to the internal structure of TAME which are currently in final testing. We initially focused on the Linux/Unix versions of the TAME software, although specific improvements were also added to the Windows NT operating system as well. We have now implemented a server version of TAME that executes a fast CGI process on an Apache server or can improve the SmartHeap (Microquill) libraries so that we may offer high performance SMP (Semetrical Multi-Processor) support without the typical memory contention problems associated with the standard libraries. In conjunction with this work, a general enhancement of the TAME software is allowing us to open up our architecture by modularizing the system. These developments provide the stage for our current XML applications and subsequent developments.

GOLDPAINT  INTERNET  SERVICES  INC.

We completed the purchase of all the assets and business of GoldPaint Internet Services, Inc., doing business as ClickShop, on November 21, 2000, and we have continued the operations of ClickShop. ClickShop continues to develop and market e-commerce applications using "Tame Lite" and specializing in developing turnkey solutions such as the "Web Wizard". This application is a browser-based tool that employs user-friendly menu wizards to allow rapid creation of online stores or e-commerce enabled Web sites. This allows the average person to build and maintain a storefront on the Web in a matter of minutes. The "Web Wizard" technology is required by ISP's as a solution to enhance their existing products and services. We expect to start selling a full-blown version for approximately $10,000 by the beginning of the next year.

ClickShop will also expand its existing client base of 350 customers by contacting new and old clients by phone and offering both ClickShop's and VirtualSellers' new products and services. We feel we now have a full range of products and services to offer, such as "Tame Lite", the "Web Wizard", transaction processing, billing and collections, and new software solutions. This effort will improve customer relations and give us the opportunity to upsell new products and services.

ClickShop will continue to improve and update the clickshop.com Web site as a marketing tool for the TAME software and related services. We believe that using the ClickShop Web site is the best overall marketing strategy for the TAME family of software products and services. It can easily compete with the handful of programming languages already out there and can give us a strong and credible presence on the Internet, which will help bring the TAME language into the mainstream.

ClickShop's marketing plan includes bundling NorthStar's e-commerce solutions, which will dramatically cut an ISP's costs in those areas and allow an ISP to focus its efforts on growing its customer base. ClickShop can now offer software solutions to ISP's, which are seeking e-commerce solutions for their ever-growing customer base. As ClickShop expands into the marketplace, new transaction revenue will be generated from the sales of its products, along with leads for VirtualSellers.com's traditional transaction processing business.

RESULTS  OF  OPERATIONS

Revenues for the three month period ended November 30, 2000 ("Quarter 2000") of $886,751, increased $666,521, an increase of 303% from the revenues of $220,230 for the three month period ended November 30, 1999 ("Quarter 1999"). Revenues for the nine months ended November 30, 2000 ("Nine Months 2000") of $2,115,254 increased $1,568,276, an increase of 287% from the revenues of $546,978 for the nine months ended November 30, 1999 ("Nine Months 1999"). The increase in revenues in the quarter and nine months to date is due primarily to increased revenues in our e-commerce division, Virtualsellers.com.

At the Call Center division, Quarter 2000 revenues increased to $230,112 compared to $91,416 for Quarter 1999 while the Nine Months 2000 revenues increased to $475,004 compared to $222,444 for Nine Months 1999. The Call Center generates revenue providing transaction processing and backroom services including inbound and outbound telemarketing, customer and technical support, customer order entry, centralized billing and collection, order fulfilment, customer dispatch functions and other related services. The increase in revenues from 1999 is due to an increase in the number of cable service customers which has been partially offset by lower monthly fees which have declined due to competitive pressures.

We acquired CallDirect effective May 15, 1999. Revenues for Quarter 2000 of $86,394 compare to revenues for Quarter 1999 of $43,860 while Nine Month 2000 revenues increased to $251,755 compared to $162,838 for Nine Months 1999. CallDirect generates revenue primarily from the resale of telephone related equipment and secondly, from the resale of products such as multimedia, entertainment, travel, security and computer accessories for offices and residences. The increase in revenues for Nine Months 2000 is due to nine months of sales in 2000 compared to only six months of sales in Nine Months 1999. The increase in revenues for Quarter 2000 is due to the timing of the issuance of a new catalogue which occurred in the third quarter in fiscal 2001 versus the second quarter in fiscal 2000.

We acquired Virtualsellers.com effective April 23, 1999, Sullivan Park effective June 1, 2000 and Gold Paint effective November 19, 2000. These three business form our e-commerce business segment. Revenues for Quarter 2000 of $570,245 compare to revenues for Quarter 1999 of $84,954, while revenues for Nine Months 2000 increased to $1,388,495 compared to $161,696 for Nine Months 1999. The e-commerce segment generates revenue from the e-commerce transaction processing and Web site development, maintenance and hosting services to businesses. The increase in revenues for Nine Months 2000 and Quarter 2000 is due to an increase in the investments made in fiscal 2000 including an increase in the number of our employees and an increase in infrastructure costs. In addition, revenues for Nine Months 1999 included seven months of revenues whereas Nine Months 2000 included nine months due to the acquisition occurring in 1999.

Direct product costs in Quarter 2000 were $167,863 compared to direct costs of $85,277 in Quarter 1999, a increase of $82,586 while direct product costs for Nine Months 2000 increased to $456,856 from $217,537 in Nine Months 1999. The increase is due to an increase in product sales at the CallDirect division in the third quarter as discussed above and by an increase in mall sales at the e-commerce division. The Call Center division primarily sells services and thus has no direct product costs.

Selling, general and administrative expenses for Quarter 2000 increased to $1,835,037 from $1,131,576 in Quarter 1999, an increase of $703,461 or 62%.
Selling, general and administrative expenses for the Nine Months 2000 increased to $5,585,581 from $2,691,969 for the Nine Months 1999, an increase of $1,017,982 or 1,265%. Selling, general and administrative expenses at the Call Center division for Nine Months 2000 increased to $547,306 from $357,453. The increase is due to an increase in the number of the Call Center's customers which increased the number of employees required to service the customers and related costs such as telephone, rent and office costs. Selling, general and administrative expenses at CallDirect for the Nine Months 2000 were $155,542, consisting primarily of payroll costs, office rent, telephone, printing and postage and delivery expenses. Selling general and administrative expenses at the e-commerce division were $2,249,462, consisting primarily of payroll costs, office rent, telephone and Internet fees. Corporate general and administrative expenses for Nine Months 2000 increased to $2,258,151 from $2,027,534. The increase is due primarily to an increase in cash expenses including compensation paid to officers and directors, marketing, travel and entertainment expenses and other administrative expenses.

Depreciation and amortization for Quarter 2000 increased to $456,084 from $44,423 in Quarter 1999, an increase of $411,661 or 927%. Depreciation and amortization for Nine Months 2000 increased to $1,098,433 from $80,451 for Nine Months 1999, an increase of $1,017,982 or 1,265%. The increase in Quarter 2000 and Nine Months 2000 is due primarily to additions of computer hardware and software at the e-commerce division since acquisition and the amortization of goodwill acquired on the acquisition of Sullivan Park in June, 2000.

Other income (expense) for Quarter 2000 decreased to income of $68,852 compared to income of $9,428 in Quarter 1999, a decrease of $78,280. Other income (expense) for Nine Months 2000 decreased to income of $38,137 from income of $1,276,262 for Nine Months 1999, a decrease of $1,314,399. The decrease is due to unusual items recorded in Nine Months 1999 - $975,000 received on the "Suncom" trade name and $146,000 received from conditional sales proceeds on the sale of our former subsidiaries, which were not reported in the Nine Months 2000.

For Quarter 2000, we recognized a loss of $1,641,085 or $0.01 per share, compared to a loss of $1,031,618 or $0.01 per share for the Quarter 1999. For Nine Months 2000, we recognized a loss of $5,063,753 or $0.04 per share, compared to a loss of $1,166,717 or $0.01 per share for Nine Months 1999. The increase in the losses is due to the factors discussed above.

LIQUIDITY  AND  CAPITAL  RESOURCES

As at November 30, 2000, we have net working capital of $1,072,279 and capital assets of $4,902,352 for net equity of $5,974,631. We do not have any long-term debt nor other long-term obligations.

During Nine Months 2000, we used $3,324,784 in cash to fund operations, used $949,916 in cash to fund investing activities which consisted primarily of capital asset and received $4,900,800 in cash from financing activities for a net increase in cash of $626,095 additions at our e-commerce division.

During the three months ended November 30, 2000, we used $969,731 in cash to fund operations, used $76,320 in cash to fund investing activities which consisted primarily of capital asset additions at Virtualsellers.com and received $1,042,450 in cash from financing activities for a net decrease in cash of $3,601.00. Cash at November 30, 2000 was $1,073,939.

We have historically funded operations through the issuance of common shares in our capital or through the issuance of convertible debentures which are convertible into common shares in our capital. We expect to fund future operations and investments through the issuance of common shares.

We estimate that our cash requirements for capital asset additions for the remainder of fiscal 2001 will be less than $200,000. We will continue to search for appropriate acquisitions to compliment its existing operations. Where possible, we will pay for acquisitions through the issuance of common shares in our capital.

Effective November 21, 2000, we acquired GoldPaint Internet Services Inc. doing business as ClickShop. We intend to continue the operations of ClickShop, including the development and marketing of e-commerce applications using "Tame Light" and the development of turnkey solutions such as the "Web Wizard". In addition, ClickShop will also expand its existing client base. As compensation for the acquisition of GoldPaint, we are committed to issue an aggregate of 200,000 common shares valued at $188,000 to finalize the acquisition.

Effective June 1, 2000, we acquired all the assets and business of Sullivan Park, LLC. which comprised of an internet services business involved in the development of on-line stores in California. We issued 200,000 common shares valued at $375,000 to the former owner of Sullivan Park in conjunction with an employment agreement entered into as part of the acquisition and will issue common shares at a market value of $2,700,000 for total proceeds of $3,075,000. Goodwill of $3,000,000 was recorded on the acquisition and is being amortized over the years.

FORWARD  LOOKING  STATEMENTS
----------------------------

Much of the information included in this Quarterly Report on Form 10-Q includes or is based upon estimates, projections or other "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are subject to the "safe harbor" created by those sections. When used in this document, the words "expects", "anticipates", "intends", "plans" and similar expressions are intended to identify other forward-looking statements. While such forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. Those forward-looking statements also involve certain risks and uncertainties. Factors, risks and uncertainties that could cause or contribute to such differences include those specific risks and uncertainties discussed below and those discussed in our Form 10-K Annual Report for the year ended February 29, 2000. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document.

Specifically, the projections and expectations in connection with the TAME software could be affected by a number of factors, which could have an adverse effect on our ability to generate revenue and on our continued operations. Those factors include acceptance of the TAME software by end users, developers and the computer software community in general, continued use of the Internet and computers as a tool for conducting business and other financial situations. The completion of the licensing program of TAME may be affected by our ability to develop and implement an acceptable license agreement by that time. In addition, the success of TAME will depend on our ability to protect the intellectual property rights associated with TAME. While we have applied for patent protection of TAME, no such protection has yet been obtained or granted. There is no assurance that such registration or protection will be available, and therefore we may have little or no protection for our intellectual property assets, comprising a significant asset.

Our TAME software and our other intellectual property is important to our continued operations and success. Our efforts to protect this intellectual property may not be adequate. Unauthorized parties may infringe upon or misappropriate our TAME software. In the future, litigation may be necessary to protect and enforce our intellectual property rights or to determine the validity and scope of our intellectual property, which could be time consuming and costly. We could also be subject to intellectual property infringement claims as the numbers of competitors grows. These claims, even if not meritorious, could be expensive and divert our attention from our continued operations. If we become liable to any third parties for such claims, we could be required to pay a substantial damage award or to develop comparable non-infringing intellectual property and systems.

The markets in which we compete are characterized by rapidly changing technology, evolving technological standards in the industry, frequent new Web sites, services and products and changing consumer demands. Our future success will depend on our ability to adapt to these changes and to continuously improve the performance, features and reliability of our service as compared to competitive services and products and the evolving demands of the marketplace, which we may not be able to do. In addition, the widespread adoption of new Internet, networking or telecommunications technologies or other technological changes could necessitate that we incur substantial expenditures to modify or adapt our services or infrastructure, which might impact our ability to become or remain profitable.

We anticipate that it will be necessary to continue to invest in and continue to develop the TAME software on a timely basis to maintain our competitiveness. Significant capital expenditures may be required to keep our technology up to date. Investments in technology and future investments in upgrades and enhancements to software may not necessarily maintain our competitiveness. Our business is highly dependent upon our computer and software systems, and the temporary or permanent loss of such equipment or systems, through casualty, operating malfunction or otherwise, could have a materially adverse effect upon us.

In connection with the continued expansion and success of the operations of VirtualSellers.com, there are a number of factors which could have an adverse effect on our ability to generate revenue and continue such operations. Continued use of the Internet as a way of carrying on business is crucial to the continued success of VirtualSellers.com. Our success is dependent upon achieving significant market acceptance of our Web site, products and services by businesses who want to retain their products and services over the Internet. We cannot guarantee that such businesses will accept VirtualSellers.com, or even the Internet, as a replacement for traditional methods of retailing their products and services. Market acceptance of VirtualSellers.com depends upon continued growth in the use of the Internet generally and, in particular, as a method of business selling and retailing their products. The Internet may not prove to be a viable channel for these services because of inadequate development of necessary infrastructure, such as reliable network backbones, or complimentary services, such as high-speed modems and security procedures for the transmission of confidential and private information, the implementation of competitive technologies, government regulation or other reasons. Failure to achieve and maintain market acceptance of VirtualSellers.com would seriously harm our business.

The revenues expected to be generated by the operation of the CallCenter and CallDirect could be affected by a number of factors, which could have an adverse effect on our ability to generate revenue and on our continued operations. Those factors include: any changes in the demands for the services offered by the Call Center or the products offered by CallDirect, the loss of any significant clients of either the Call Center or CallDirect, increased competition in either of these industries, any problems encountered with the Call Center's sophisticated and specialized telecommunications, network and computer technology.

ITEM  3     Quantitative  and  Qualitative  Disclosure  about  Market  Risk

Not  applicable.

PART  II     OTHER  INFORMATION

ITEM  1     Legal  Proceedings

To our knowledge, no lawsuits were commenced against us during the quarter ended November 30, 2000, nor did we commence any lawsuits during the same period.

ITEM  2     Changes  in  Securities  and  Use  of  Proceedings

Recent  Sales  of  Unregistered  Securities

During the quarter ended November 30, 2000, we issued the following securities, none of which were registered under the Securities Act of 1933 (the "1933 Act"):

On September 25, 2000, we entered into Stock Option Agreements with two of our directors, Mel Baillie and Raymond Mol, pursuant to which we granted an aggregate of 300,000 options to purchase common shares in our capital at an exercise price of $0.71 per share, exercisable until September 25, 2010. The options were granted in an offshore transaction relying on Section 4(2) and Regulation S promulgated under the 1933 Act.

On October 17, 2000, we issued an aggregate of 7,035 common shares at a deemed price of CDN$0.50 per common share in an offshore transaction relying on Regulation S promulgated under the 1933 Act to a former creditor of CallDirect Enterprises, Inc., which indebtedness was assumed and settled by us as part of our earlier acquisition of certain assets of CallDirect Enterprises, Inc.

On October 23, 2000, we entered into a Stock Option Agreement with one of our employees, pursuant to which he was granted options to purchase 1,000,000 common shares in our capital at an exercise price of $0.56 per share, exercisable until October 23, 2010. The options were granted to the employee in a transaction that was private in nature, in reliance on Section 4(2) and/or Rule 506 of Regulation D promulgated under the 1933 Act.

On November 1, 2000, we entered into Stock Option Agreements with the following directors/employees:




                   NUMBER OF OPTIONS
                   TO PURCHASE COMMON
NAME OF OPTIONEE         SHARES        EXERCISE PRICE   EXPIRATION DATE
-----------------  ------------------  ---------------  ----------------

John Urbanowitz
(employee). . . .              25,000  $          0.56  November 1, 2010
                   ------------------  ---------------  ----------------
Mel Baillie
(director). . . .             200,000  $          0.56  November 1, 2010
                   ------------------  ---------------  ----------------
Grayson Hand
(director). . . .             200,000  $          0.56  November 1, 2010
                   ------------------  ---------------  ----------------
Raymond Mol
(director). . . .             200,000  $          0.56  November 1, 2010
                   ------------------  ---------------  ----------------
Lou Severson
(employee). . . .              25,000  $          0.56  November 1, 2010
                   ------------------  ---------------  ----------------
TOTAL OPTIONS . .             650,000
-----------------  ------------------

The options granted to Mel Baillie, Grayson Hand and Raymond Mol were granted in an offshore transaction relying on Section 4(2) and Regulation S promulgated under the 1933 Act. The options granted to John Urbanowitz and Lou Severson were granted to these employees in a transaction that was private in nature, in reliance on Section 4(2) and/or Rule 506 of Regulation D promulgated under the 1933 Act.

On November 8, 2000, pursuant to a Warrant issued to VME Corp. as of November 16, 1999, we issued an aggregate of 88,181 common shares to VME Corp., relying on Section 4(2) and/or Rule 506 of Regulation D promulgated under the 1933 Act. The Warrant was issued to VME Corp. pursuant to a Consulting Agreement dated November 16, 1999.

ITEM  3     Defaults  Upon  Senior  Securities

Not  applicable.

ITEM  4     Submission  of  Matters  To  A  Vote  Of  Security  Holders

None.

ITEM  5     Other  Information

None.

ITEM  6     Exhibits  and  Reports  on  Form  8-K

Reports  on  Form  8-K

On December 6, 2000, we filed a Form 8-K Current Report with respect to the acquisition on November 21, 2000 of assets owned by GoldPaint, pursuant to an Asset Purchase Agreement Under the terms of the Asset Purchase Agreement, we agreed to pay to GoldPaint 200,000 common shares in our capital stock, issued at an agreed deemed value of $0.56 per share, for total proceeds of $112,000.

Exhibits

Exhibit
Number     Exhibit  Title
------     --------------
3       Articles  of  Incorporation  and  Bylaws

       (The following exhibits are incorporated by reference into this Form 10-Q from reports previously filed by with the Securities and Exchange Commission)

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

3.4     Certificate  of  Amendment,  dated  December  22,  1995

3.5     Certificate  of  Amendment,  dated  March  23,  1999

3.6     Certificate  of  Amendment,  dated  May  31,  1999

3.7     Certificate  of  Amendment,  dated  July  18,  1997

3.8     By-laws  of  the  Company

10      Material  Contracts

10.1 Asset Purchase Agreement between Virtualsellers.com, Inc. and GoldPaint Internet Services Inc., dated August 30, 2000 (incorporated by reference from the Form 8-K filed on December 6, 2000)

10.2 Intellectual Property Assignment between Virtualsellers.com, Inc. and GoldPaint Internet Services, Inc., dated October 1, 2000
        (incorporated by reference from the Form 8-K filed on December 6,  2000)

10.3 Assignment and Assumption Agreement between Virtualsellers.com, Inc. and GoldPaint Internet Services, Inc., dated October 1, 2000 (incorporated by reference from the Form 8-K filed on December 6, 2000)

10.4 Consulting Agreement between Virtualsellers.com, Inc. and VME Corp. dated November 16, 1999

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act, Virtualsellers.com, Inc. has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     VIRTUALSELLERS.COM,  INC.

     By:  /s/ Dennis Sinclair
          Dennis  Sinclair,  President/Director
          Date:  January  15,  2001

     By:  /s/ Ray Mol
          Ray  Mol/Director
          Date:  January  15,  2001

     By:  /s/ Mel Baillie
          Mel  Baillie/Director
          Date:  January  15,  2001

     By:  /s/ Grayson Hand
          Grayson  Hand/Director
          Date:  January  15,  2001

     By:  /s/ Pierre Prefontaine
          Pierre  Prefontaine/Director
          Date:  January  15,  2001

     By:  /s/ Kevin Wielgus
          Kevin  Wielgus/Secretary
          Date:  January  15,  2001