Form 10-K
period 2001-02-28
VIRTUALSELLERS COM INC
filed 2001-05-29
CIK 790948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended  February 28, 2001
or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ]to[ ]

Commission file number  000-14356

Virtualsellers.com, Inc. (Exact name of registrant as specified in its charter)
Canada (State or other jurisdiction of incorporation or organization)	911353658 (I.R.S. Employer Identification No.)
Suite 1000, 120 North LaSalle Street Chicago, Illinois (Address of principal executive offices)	60602 (Zip Code)

Registrant's telephone number, including area code (312) 920-9120

Securities registered pursuant to Section 12(b) of the Act:
Title of each class Nil	Name of each exchange on which registered Nil

Securities registered pursuant to Section 12(g) of the Act:
Common Shares, without par value (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]     No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing.

119,382,260 common shares @ $0.4775 (1) = $57,005,029
(1) Average of bid and ask closing prices on May 1, 2001.

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

127,977,260 common shares issued and outstanding as of May 1, 2001

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's proxy statement related to the Registrant's 2001 Annual Meeting of Shareholders, to be held on August 22, 2001, are incorporated by reference into Part III of this annual report on Form 10-K.

PART I

Item 1. Description of Business.

This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

As used in this annual report, the terms "we", "us", "our", and "Virtualsellers" mean Virtualsellers.com, Inc. and our subsidiaries, unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

Our Business Operations

Our business operations focus on traditional and e-commerce transaction processing and "backroom support" services for other businesses. Part of our services include assisting businesses in their transition from old technologies or dissimilar software systems to state-of-the-art e-commerce capable websites so that they can retail their products and/or services over the Internet.

We provide the following services and/or products:

- through our call center, we provide transaction processing, centralized billing, customer and technical support, customer service, order entry, order fulfilment, bill collection, help desk services and dispatch functions;

- through Virtualsellers.com, we provide complete e-commerce and e-business solutions that allow businesses to immediately and affordably develop and maintain an effective e-business presence on the Internet, and also provide turnkey e-commerce transaction processing services, website development, maintenance and hosting services and customized Internet design, development, deployment and project management services;

- through CallDirect, we sell telephone related products and, in the future, intend to provide transaction processing and customer services;

- through Virtualsellers.com, we also sell our proprietary software engine and language interpreter called TAME (Tag Activated Markup Enhancement); and

- through Sullivan Park, we are an Internet services developer focusing on designing, building and deploying web strategies for established and start-up companies, we specialize in the development of online stores;

Virtualsellers is a Canadian corporation with its head and executive offices located at Suite 1000, 120 North LaSalle Street, Chicago, Illinois 60602 (Telephone: (312) 920-9120; Facsimile (312) 920-1871).

Virtualsellers and its Subsidiaries

Virtualsellers.com, Inc. was incorporated under the laws of the Province of British Columbia on January 29, 1982 under the name "Thunder Oil & Gas Ltd.". Our name was changed to "Thunder Explorations Ltd." on May 9, 1983. On April 22, 1985, we changed our name to "CAM-NET Communications Network Inc." and on February 1, 1991, our company was continued under the Canada Business Corporations Act. On August 1, 1997, we changed our name to "Suncom Telecommunications, Inc." and on May 31, 1999, we changed our name to "Virtualsellers.com, Inc.".

We had the following subsidiaries as of May 1, 2001:

Subsidiaries	Jurisdiction of Incorporation	Date of Incorporation	Percentage of Securities Owned
Canadian-American Communications Inc.(1)	British Columbia	March 6, 1984	100%
Canadian Northstar Transmission Systems Ltd.(1)	CBCA	February 23, 1995	100%
Preferred Telemanagement Inc. (formerly Suncom Telemanagement Inc.)	British Columbia	November 23, 1994	100%
CAM-NET Cellular Inc. (formerly Direct Advantage, Inc. and Invoice Reduction Services, Inc.)	Ontario	March 8, 1994	100%
Northnet Telecommunications Inc.(2) (d.b.a. NorthStar Telesolutions)	Illinois	February 6, 1998	100%
eCommerce Solutions Inc. (d.b.a. VirtualSellers.com)	Illinois	May 17, 1999	100%
Sullivan Park Inc. (d.b.a. Sullivan Park)	California	September 13, 2000	100%

(1) Canadian Northstar Transmission Systems Ltd. and Canadian-American Communications Inc. are being dissolved but a Notice of Dissolution has not yet been issued.

(2) Northnet Telecommunications Inc. is an Illinois corporation qualified to transact business in Indiana.

General Development of Virtualsellers During the Last Five Years

Until our reorganization in the fiscal year ended February 28, 1998, we were a telecommunications holding company with subsidiaries operating in both Canada and the United States. Through our subsidiaries, we provided comprehensive telecommunications services including long distance, local access, cellular and complete telephone management services. We provided these services to commercial and residential customers in British Columbia, Alberta, Ontario, Quebec and in the greater Chicago, Illinois area. Competitive pressures in the telecommunications industry, increasingly high technology costs and the lack of sufficient working capital eroded our potential for profitability in this industry.

Despite a number of cost cutting measures carried out in late 1995 and early 1996, and changes in management, our ability to access the public and private markets in order to generate working capital was frustrated by the delisting of our company's common shares by the Vancouver Stock Exchange in October of 1996. The negative publicity surrounding the delisting eroded our customer base and supplier confidence. This, together with the failure of a major customer to pay a bill of approximately CDN$500,000, adversely affected our ability to go forward, and put enough additional pressure on our working capital requirements that our management concluded that we should seek protection under the Canadian Companies' Creditors Arrangement Act (the "CCAA"), which is similar to bankruptcy legislation in the United States.

On January 14, 1997, we filed for and the Court granted protection from our creditors under the CCAA (the "CCAA Proceedings"). Court protection was required to ensure that our assets were kept intact during the reorganization process in order to allow us to carry on our business while formulating a restructuring plan. Our creditors approved our restructuring plan on July 31, 1997, and the Supreme Court of British Columbia sanctioned our restructuring plan on August 7, 1997.

Sale of Operating Assets

Shortly after receiving protection by the Court, it became apparent to us that we would not be able to obtain sufficient new financing for our business operations early enough in the restructuring process to permit us to continue to serve our telecommunications customers. In order to preserve the value of our assets and yield the greatest return to our creditors, we determined that it was in our best interest to sell our commercial and residential telecommunications customer base for the highest available price.

On April 7, 1997, we sold our accounts receivable, capital assets, licences and acquired customer base to Primus Communications, Inc., Primus Telecommunications Canada Inc. and 336246 Canada Inc. for approximately CDN $6,750,000 with approval of the Court. There was a holdback of CDN$1,000,000 to secure the accuracy of our representations and warranties made as part of the sale. To the extent that Primus made claims against the holdback, the trustee was required to retain an equivalent portion of the holdback. Since Primus advanced claims exceeding the amount of the holdback, the full amount of the holdback was held in trust pending resolution of such claims. We entered into a settlement with Primus regarding the holdback, whereby we received CDN$25,000 for consulting services, Primus received CDN$275,000 and the balance of the holdback was distributed to creditors under the restructuring plan.

We also determined that there was inherent value in the remaining assets of Cam-Net Communications Inc. and Cam-Net Telecommunications Inc., including significant tax losses accrued within our affiliated groups as a result of business losses incurred during previous years. Since we could not utilize these losses at the time and because these losses would cease to have value over time, we decided to sell these businesses. On April 17, 1997, we sold all of the shares in Cam-Net Communications and our interest in Cam-Net Telecommunications to London Holdings Inc. for cash proceeds of CDN$3,070,000. The agreement provided that the inter-company debt owned by Cam-Net Communications to Cam-Net Communications Network Inc. would be repaid to us in annual instalments equal to 15% of the annual profit of Cam-Net Communications for three fiscal years commencing April 30, 1997. The first CDN$500,000 of the repayment to our company was to be payable to GT Communications Inc., pursuant to the restructuring plan in the CCAA Proceedings. Since we anticipated little or no repayment of such debt, we decided to sell this receivable for CDN$575,000, with GT Communications being entitled to receive approximately CDN$360,000 of these proceeds.

Secured Creditor Settlements

The first step in implementing the restructuring plan was to satisfy the secured creditors. At the filing date of the CCAA proceeding, AT&T held registered security against our company and certain of our subsidiaries which security was alleged to secure approximately CDN$2,800,000 as at the end of June, 1997. On July 3, 1997, the Court approved a settlement between our company and AT&T which included payment of CDN$1,822,725 and issuance of 1,000,000 common shares and 1,000,000 share purchase warrants whereby AT&T could acquire an additional 1,000,000 common shares of our company at CDN$1.00 per common share. AT&T has since released us from any other claims.

GT Communications alleged an equitable security interest in the amount of CDN $2,600,000 against all of our assets and our subsidiaries. After extensive negotiations, the Court approved a settlement entitling GT to an immediate cash settlement of CDN$1,400,000 and confirmation of a claim of CDN$575,000 as an unsecured creditor to be paid only from any repayment received by us from the transaction with London Holdings. Since we anticipated little or no repayment from the transaction with London Holdings, we sold this receivable for CDN$525,000, with GT Communications receiving approximately CDN$360,000 of the proceeds.

Unsecured Creditor Settlements

On July 31, 1997, the classes of creditors of our company and our subsidiaries met, and the requisite number of creditors holding the required value of claims approved the restructuring plan. The restructuring plan provided for the distribution of proceeds from the sale of assets and the recovery from lawsuits on account of creditors' indebtedness. The restructuring plan also provided that creditors' unpaid debt after receipt of dividends would be satisfied by a distribution of the common shares by issuing share purchase warrants whereby the unsecured creditors would receive a portion of 13,000,000 share purchase warrants in proportion to their unpaid indebtedness to the total of unpaid debt.

Material Acquisitions

Acquisition of NorthNet Telecommunications Inc. dba "NorthStar Telesolutions"

On January 1, 1998, we purchased our first call center for $105,000. As consideration for the acquisition, we issued a convertible note for $105,000 which was convertible into our common shares at the rate of $0.10 per common share. On January 5, 1999, the convertible note was converted into 1,050,000 of our common shares. The call center is operated through our subsidiary, NorthNet Telecommunications Inc. doing business as NorthStar Telesolutions. For details of the operations of the call center, see the section entitled "Call Center Operations" in Item 1 - Description of Business.

Acquisition of Assets from VirtualSellers.com, Inc.

In April, 1999, we purchased certain assets and the business of VirtualSellers.com, Inc., an Illinois corporation. As consideration for the acquisition, we paid cash of $170,000, assumed indebtedness of US$28,929, issued 500,000 of our common shares and issued share purchase warrants to purchase up to 361,710 of our common stock. Each share purchase warrant entitled the holder to purchase one common share at a price of $1.50 per common share for a period of two years. As part of the acquisition, we entered into employment agreements with two of the founders of this company.

We continue to operate this business under a newly created subsidiary called eCommerce Solutions Inc. doing business as VirtualSellers.com. For details of the operations of Virtualsellers.com, see the section entitled "E-Commerce Operations" in Item 1 - Description of Business.

Acquisition of Assets from CallDirect Enterprises Inc.

In May, 1999, we purchased certain assets of CallDirect Enterprises Inc. As consideration for the acquisition, we issued 1,200,000 of our common shares and assumed the outstanding indebtedness of approximately CDN$500,000, which we settled for approximately CDN$109,000.

We continue to operate CallDirect's business through our subsidiary, Preferred Telemanagement Inc. For details of the operations of CallDirect, see the section entitled "CallDirect Operations" in Item 1 - Description of Business.

Acquisition of Tame Software and Customer Base

In June, 1999, we purchased the rights to a proprietary e-commerce shopping cart software system and language interpreter called TAME (Tag Activated Markup Enhancement) from Seth Russell and Nathan Bawden, doing business as Clickshop. As consideration for the acquisition, we assumed liabilities of $20,000 and issued 300,000 of our common shares (150,000 shares to each of Seth Russell and Nathan Bawden). As part of the acquisition, we entered into an employment agreement with Nathan Bawden. We also agreed to issue a further 300,000 of our common shares one year from closing if Nathan Bawden successfully trained our employees in the use, operation and development of TAME. These additional 300,000 shares were issued on February 13, 2001 (150,000 shares to each of Seth Russell and Nathan Bawden).

For further details on TAME, see the section entitled "TAME (Tag Activated Markup Enhancement)" in "Item 1 - Description of Business".

Acquisition of Assets from Sullivan Park LLC

On June 1, 2000, we acquired all of the property, assets and undertakings of the internet services development business carried on by Sullivan Park LLC and Edward W. Sharpless.

Under the terms of the Asset Purchase Agreement, the aggregate sum payable by us to Sullivan Park was that number of shares of our common stock equal to the sum of $2,700,000, divided by the closing sale price per share of our common stock on the trading day immediately preceding the earlier of (a) the first anniversary of the date of the Asset Purchase Agreement and (b) the date upon which the common shares payable to Sullivan Park and Mr. Sharpless are registered under the Securities Act of 1933, as amended, and as contemplated in the Asset Purchase Agreement. As part of the acquisition, we entered into an employment agreement with Edward Sharpless and retained several of Sullivan Park's employees.

For further details with respect to Sullivan Park, see the section entitled "Sullivan Park" in "Item 1 - Description of Business".

Acquisition of Assets from MedWired Corporation

Subsequent to our year end and on April 20, 2001, we purchased certain assets of MedWired Corporation including the copyright, object code and source code for MedWired's Practiceportal software, certain registered and unregistered trade or brand names, domain names and trademarks and MedWired's customer list for a purchase price of $200,000 which we paid by issuing 241,935 of our common shares at an issue price of $0.62 per share (the fair market value of our stock at February 27, 2001) and $50,000 in cash.

For further details on the proposed operations of our healthcare division, see the section entitled "Healthcare Operations" in "Item 1 - Description of Business".

Our Board of Directors and Executive Officers

As of May 1, 2001, our directors and executive officers were as follows:
Name and Age	Office Held	Date Appointed
Dennis Sinclair, 58	President, C.E.O. and Director	Director since November 14, 1996; President and C.E.O. since September 30, 1997
Robert Watson, 44	Secretary	Secretary since May 7, 2001
Mel Baillie, 51	Director	Director since November 14, 1996
Grayson Hand, 64	Director	Director since March 15, 2000
Pierre Prefontaine, 43	Director	Director since August 24, 2000
Raymond Mol, 54	Director	Director since August 4, 2000

Our executive officers are traditionally elected to office at the first meeting of the board of directors following our annual meeting of shareholders. Each officer holds office until the first meeting of the board of directors following our next annual meeting or until a successor is chosen. Biographical information with respect to our executive officers is as follows:

Dennis Sinclair, President, CEO and Director

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

Robert Watson, Secretary

Robert Watson obtained a Master of Business Administration in Hospital Administration and Finance, from the Wharton Graduate School of Business at the University of Pennsylvania. Prior to that Mr. Watson obtained a Bachelor of Arts in Health Policy Studies and Information and Library Science. From March, 2000 to December, 2000, Mr. Watson was the Vice President and General Manager for the eHealth division of Cerner Corporation and the CEO of IQHealth, Inc., a subsidiary of Cerner at Cerner and IQHealth. Mr. Watson was responsible for operating Cerner's eHealth division. From February, 1998 to March, 2000, Mr. Watson was the CEO of American Medical Pathways, Inc. and Corporate Vice President of American medical Response, Inc. Mr. Watson was responsible for the commercialization and release of software responsible for scheduling and managing emergency and non-emergency medical transportation services. From May, 1996 to February, 1998, Mr. Watson was the Executive Vice President of Business Development and Strategic Planning for CallConnect Communications, Inc., a company involved in the provision of health care telecommunications outsourcing products and services. From August, 1994 to May, 1996, Mr. Watson was the Chief Financial Officer for CallConnect.

Mel Baillie, Director

Mel Baillie obtained a Bachelor of Education Degree from the University of Alberta subsequent to which he undertook post degree studies in Business Administration. In addition to his formal education, Mr. Baillie has taken numerous on the job courses relating to strategic marketing and planning, selling, financial management, management development and leadership and process design and management. Mr. Baillie has significant marketing, sales, operations and strategic management experience acquired from over 20 years in the telecommunications industry. He is currently the President and CEO of Netdriven Solutions Inc., a managed storage networking solutions company, a position he has held since March 1, 2001. Prior to his position with Netdriven Solutions Inc., Mr. Baillie was the Vice President of Marketing and Sales at Bell Intrigna, a position he held between June, 2000 and January, 2001. He was the Vice President of Marketing and Sales for Westel Te lecommunications (12/95 to 12/96) where he directed the marketing department, the major account sales group and commercial sales teams throughout the province of British Columbia. Prior to that Mr. Baillie was the Vice President Sales for Western Canada of Unitel Communications Inc. (1991 to 1995) and the Executive Director of Carrier Relations for AT&T Canada (1991). Mr. Baillie was also a Director, Major Accounts, Western Canada for Northern Telecom Canada Ltd. (1989 to 1991), General Manager, Sales, Western Canada for C.N.C.P. Telecommunications (1988 to 1989), Executive Director, Canadian Government and Offshore Sales for Microtel Ltd. (1983 to 1988) and Marketing Manager and Global Project Manager for Northern Telecom Canada Ltd. (1977 to 1983).

Grayson Hand, Director

Grayson Hand has over 25 years of senior management and executive business experience. He has acted as a director of Global Technologies Inc., Medical Polymers Technologies Inc., Tanisys Technology Inc. and Leigh Resources Ltd., each of which is a Canadian publicly traded company.

Pierre Prefontaine, Director

Pierre Prefontaine is currently a manager at Sprint Canada, a telecom business, and has held that position since March, 1999. Prior to his employment at Sprint Canada, Mr. Prefontaine was the President and CEO of Consolidated Technologies Inc. between 1990 and 1999. Mr. Prefontaine was previously a director of our company between November 14, 1996 and April 7, 1999.

Raymond Mol, Director

Mr. Mol has over 20 years' experience in the teleconstruction industry. Mr. Mol was a promoter for CallDirect Capital Corp. between January and October, 1996, and was the Chief Financial Officer and founding partner of Lifestart Multimedia from April 1993 to October 1995. Mr. Mol was one of our directors between November 14, 1996 and March 15, 2000, and was re-elected as a director at the annual meeting held on August 4, 2000. Mr. Mol previously acted as our Chief Operating Officer, as position he held until June 20, 1998.

Employees

We currently employ 37 persons at our call center, 4 persons at CallDirect, 30 persons at Virtualsellers.com, 4 persons at Sullivan Park and 4 administrative staff at our corporate head office. Except for our executive officers, all employees are employees at will and both the employee and our company are free to terminate such employment relationships at any time.

Our Current Business

Our current business operations involve traditional and e-commerce transaction processing and "backroom support" services for other companies/entities. Part of our operations include assisting businesses in developing state-of-the-art e-commerce capable websites so that they can retail their products and/or services over the Internet. We provide the following services and/or products:

- through our call center, we provide transaction processing, centralized billing, customer and technical support, customer service, order entry, order fulfilment, bill collection, help desk services and dispatch functions;

- through Virtualsellers.com, we provide complete e-commerce and e-business solutions that allow businesses to immediately and affordably develop and maintain an effective e-business presence on the Internet, and also provide turnkey e-commerce transaction processing services, website development, maintenance and hosting services and customized Internet design, development, deployment and project management services;

- through CallDirect, we sell telephone related products and, in the future, intend to provide transaction processing and customer services;

- through Virtualsellers.com, we sell its proprietary software engine and language interpreter called TAME (Tag Activated Markup Enhancement); and

- through Sullivan Park, we are an Internet services developer focusing on designing, building and deploying web strategies for established and start-up companies, we specialize in the development of online stores.

Call Center Operations

We operate one call center through our subsidiary, NorthNet Telecommunications, Inc. doing business as NorthStar TeleSolutions. Our call center is located at 68 - 74 South Park Boulevard, Greenwood, Indiana.

Industry Overview and Competition

The call center services market includes traditional teleservices activities such as outbound and inbound customer support, centralized customer billing, customer sales and support, order entry, order fulfilment, bill collection, Internet-based sales and service support, and marketing services including database marketing, market research, and data mining. Teleservices and other customer call center outsourcing services have evolved significantly in recent years with the expansion of e-business and Internet sales and service programs. Dot.com companies, click-and-mortar e-commerce companies, Internet service providers and application service providers are becoming increasingly focused on providing real-time, customer support for business and consumer-based Internet applications. Our management believes that this trend will continue and anticipate expanded demand for the services offered by our call center.

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

The call center industry generates more than $80 billion in revenues in North America with after-tax profit margins of approximately 7 to 10 percent annually and estimated growth rates of 25 to 40 percent a year. Based on these numbers, we anticipate that our call center operations will provide solid long-term growth potential with reasonable and achievable rates of return. In addition, our call center is a business that integrates well with our e-commerce services because most successful Internet business require the services of a full-scale call center to support their continuing operations.

The call center industry is intensely competitive and our principal competition comes from large service organizations and numerous independent firms, as well as the in-house call center operations by many of our clients or potential clients. In addition, most businesses that are significant consumers of these services utilize more than one call center at a time and reallocate work among various firms from time to time. Some of this work is contracted on an individual project basis, effectively requiring that we and other firms seeking such business compete with each other frequently as individual projects are initiated.

Furthermore, we believe there is a trend among businesses with in-house call center operations toward outsourcing the management of those operations to others and that this trend may attract new competitors into our market including, but not limited to, competitors that are substantially larger and better capitalized than our company.

Government Regulation

Both the federal and state governments regulate telemarketing sales practices. The Federal Telephone Consumer Protection Act of 1991, enforced by the Federal Communications Commission, imposes restrictions on unsolicited telephone calls to residential telephone subscribers. Under the Telephone Consumer Protection Act, it is unlawful to initiate telephone solicitations to residential telephone subscribers before 8:00 a.m. or after 9:00 p.m. local time at the subscriber's location, or to use automated telephone dialling systems or artificial or prerecorded voices to certain subscribers. Additionally, the Telephone Consumer Protection Act requires telemarketing firms to develop a written policy implementing a "do-not-call" list, and to train its telemarketing personnel to comply with these restrictions. The Telephone Consumer Protection Act creates a right of action for both consumers and the state. A court may award actual damages or minimum statutory damages of $500 for certain violations, which may be tripled for wilful or knowing violations. Currently, we train our service representatives to comply with the regulations of the Telephone Consumer Protection Act and programs its call management system to avoid initiating telephone calls during restricted hours or to individuals maintained on an applicable do-not-call list.

The Federal Trade Commission regulates both general sales practices and telemarketing specifically. Under the Federal Trade Commission Act, the Federal Trade Commission has broad authority to prohibit a variety of advertising or marketing practices that may constitute "unfair or deceptive acts and practices". Pursuant to its general enforcement powers, the Federal Trade Commission can obtain a variety of types of equitable relief, including injunctions, refunds, disgorgement, the posting of bonds, and bars from continuing to do business, for a violation of the acts and regulations it enforces.

The Federal Trade Commission also administers the Federal Telemarketing and Consumer Fraud and Abuse Prevention Act of 1994. Under the Federal Telemarketing and Consumer Fraud and Abuse Prevention Act, the Federal Trade Commission has issued regulations prohibiting deceptive, unfair or abusive practices in telemarketing sales. Generally, these rules prohibit misrepresentations of the cost, quantity, terms, restrictions, performance or characteristics of products or services offered by telephone solicitation or of refund, cancellation or exchange policies. The regulations also regulate the use of prize promotions in telemarketing to prevent deception and require that a telemarketer identify promptly and clearly the seller on whose behalf the telemarketer is calling, the purpose of the call, the nature of the goods or services offered and, if applicable, that no purchase or payment is necessary to win a prize. The regulations also require that telemarketers maintain records on various aspects of their business. Analogous restrictions apply to industries regulated by the SEC. We believe that we are in compliance with the Telephone Consumer Protection Act and its implementing regulations, as well as with the regulations promulgated pursuant to the Federal Telemarketing and Consumer Fraud and Abuse Prevention Act. Failure to comply with either the Telephone Consumer Protection Act or the Federal Telemarketing and Consumer Fraud and Abuse Prevention Act could adversely affect or limit our current or future operations.

Most states have enacted statutes similar to the Federal Trade Commission Act generally prohibiting unfair or deceptive acts and practices. Additionally, some states have enacted laws and others are considering enacting laws targeted directly at telemarketing practices. For example, telephone sales in certain states are not final until a written contract is delivered to and signed by the buyer, and such a contract often may be cancelled within three business days. At least one state also prohibits telemarketers from requiring credit card payment, and several other states require certain telemarketers to obtain licenses, post bonds or submit sales scripts to the state's attorney general. Under the more general statutes, depending on the wilfulness and severity of the violation, penalties can include imprisonment, fines and a range of equitable remedies such as consumer redress or the posting of bonds before continuing in business. Many of the statutes directed specifically at telemarketing practices provide for a private right of action for the recovery of damages or provide for enforcement by state agencies permitting the recovery of significant civil or criminal penalties, costs and attorneys' fees. There can be no assurance that any such laws, if enacted, will not adversely affect or limit our current or future operations.

Services Provided by Our Call Center

Our call center currently has the capacity for 70 call center representatives, but we are in the process of opening an office in which we will be able to staff more than 100 call center representatives. The call center offers clients customer service support 24 hours a day, seven days a week. The Call Center specializes in providing the following transaction processing and backroom services for other businesses and organizations:

- inbound/outbound telemarketing, including targeted marketing campaigns, cold calling, inbound marketing promotions and up-selling campaigns;

- customer and technical support through our help desk services;

- customer order entry;

- credit reporting;

- centralized customer billing which can be based on a specified anniversary dates, monthly, bi-monthly, quarterly, semi-annually or annually cycles and which can utilize separate invoices to ensure seemless identification between our customers and their users;

- customer account reconciliations and reporting using either a client's own banking structure or specially dedicated accounts at our bank;

- customer payment collection, including credit card and pre-authorized checking account drafts in order to reduce the number of non-payments;

- collection of customer accounts or disbursement of customer refunds;

- order fulfilment;

- customer service by our customer service representatives who receive comprehensive training including our "People First" training program as well as certification from HCTI for "Excellence in Customer Service" and MEI for "The Cable Ready CSR";

- customer dispatch functions to route all work orders and service calls to our customer's technician;

- remote system access to allow our customers to access their billing information via the Internet;

- direct mail services, involving the insertion of direct mail or other related items into customers' bills before mailing; and

- other computer telephone applications.

We can provide the customer with a package of bundled services or a customized package of any variety of services as are required by each particular customer. The call center provides high quality customer and order support for any company which helps our clients increase customer satisfaction and retention. Our call center provides the following guarantee to its clients:

- ninety percent of all calls will be answered within 30 seconds and the average answer time for all incoming calls will be below 30 seconds;

- phone coverage exists 24 hours a day / seven days a week through live customer service operators;

- all service outages will be recognized and reported within one hour of receipt of incoming calls;

- work orders and service calls will be faxed to all technical / contractor field locations prior to the beginning of each business day;

- all returned logs from technicians of completed work that is typically received in the evening will be responded to and completed in the billing system by noon the next business day which ensures the billing system and CSR's are updated on a regular basis;

- all subscriber invoices will be printed and delivered to the post office within 3 days of the file creation; and

- all incoming customer payments will be opened and posted to subscriber accounts as well as deposited into your bank account by the end of the business day.

We provide our services for a flat monthly rate or on a per transaction basis depending on the scope of services required. Our call center offers clients reports based strictly on subscriber data or custom reports involving high-level analysis. In either case, the reports can be easily downloaded by clients into their own spreadsheets or other statistical or analytical software program for review. These reports include financial reports, subscriber reports, work order and service call reports, telemarketing reports and inventory reports.

We plan to concentrate our call center services on transaction processing and customer service allowing the call center's clients to concentrate on the marketing and growth of their businesses while still maintaining a high level of customer care and service. We plan to continue to seek out additional opportunities to add capacity, technology and expertise to our call center business. We are cultivating new customers for the call center which have also begun to provide cable-related services such as local and long distance telecommunications and Internet access. We anticipate that the services offered by our customers can be bundled and/or marketed together.

Technology

Our call center system and software technologies are designed to improve call center representative production thereby lowering the effective cost per contact made or received, and to improve sales and customer service effectiveness by providing sales and service representatives with real-time access to customer and product information.

We realize significant cost savings through the use of innovative contact handling technology, computer telephone integration and advanced scripting software, all of which optimize agent utilization. Computer telephone integration accepts an inbound call from the public network and routes that call to the most advantageous and available resource to handle the call. Scripting software is used in the call center to provide the call center representative with the appropriate information to use during the contact and to specify the content and sequence of the information captured from the customer.

We use computer telephone integration and adopt the latest technologies so that we can provide the highest level of service while maintaining a competitive expense structure. Because computer telephone integration can be used with over-the-counter desktop software, it allows us to provide both cutting-edge and cost-effective services. This allows us to construct software systems using databases from software companies like Microsoft or Oracle.

We use call tracking software for quality assurance purposes, as well as to monitor customer order entry and billing, assess staff productivity, add information to the database and enable customized data reporting.

We also operate an electronic "knowledge base" that is a clearinghouse for information collected by the call center staff. The knowledge base can be searched to answer customer questions and solve customer problems. Through pop-up screen technology, the call center can simultaneously service numerous clients, with a minimum of manpower.

The call center uses interactive voice response software which allows callers to access certain information using their telephone. This technology decreases the amount of time required by call center representatives by assisting callers without involving a call center representative.

For our outbound telemarketing services, we use predictive dialling software which automatically dials phone numbers from a predetermined list. This software increases the efficiency of the call center staff by eliminating the physical dialling process and reducing downtime associated with telephone calls receiving no answers, busy signals and answering machines.

We use RRE's Cable Subscriber Management Software and DirectTV's online subscriber entry software to manage cable and internet subscribers, which offer a sophisticated outsource to system operators.

Customers, Sales and Marketing

In the past, we have provided services to a limited number of cable television operators and internet service providers in the United States. We have expanded the scope of our call center operations and now have over 44,000 cable subscribers. We offer our services to the following businesses:

- e-commerce businesses;

- private and franchised cable television operators;

- Internet service providers;

- providers of technical help desk support services;

- providers of property management services;

- direct broadcast satellite service providers;

- retailers of medical, healthcare and consumer products;

- in-house call centers;

- reservation centers; and

- providers of mail order catalogues, other forms of direct mail, broadcast fax and more traditional forms of marketing services.

We target businesses that have a customer base of up to 100,000 customers, as we have found that businesses with more than 100,000 customers typically have well established in-house call centers. We are working to provide our e-commerce customers with the services offered by our call center, with the expectation that this expansion will lead to increased transaction volume.

We recently entered into a 3 year agreement with Skyway Partners, a provider of telecommunications services and network edge integrated digital services to multiple dwelling buildings and communities. Skyway's services include high-speed data and Internet access, local dialtone, long distance telephone, digital television and audio content via satellite and cable, as well as content-based services such as portals and e-commerce. Skyway delivers these services under its trade name "HotPipe.net". Our comprehensive billing and customer care solutions will support Skyway's billing and customer care needs, and Skyway will bring an additional subscriber base of 2,500 to NorthStar.

NorthStar is opening a new office at the end of May, 2001. This office will seat nearly 100 customer service representatives in an effort to accomodate the growth that NorthStar has experienced in it's cable and internet services group. NorthStar has lost an agreement with a client due to bankruptcy. This was an 8,000 subscriber client that could not continue with their growth due to limited financial resources and the downturn of the economy. Even though NorthStar lost 8,000 subscribers from this one client, we were able to still show significant growth in the past year from many small to medium sized clients.

We market our call center services through periodic advertising, direct mail, strategic partnerships and outbound telemarketing of the services provided by the call center, as well as by appearances at trade shows relevant to the call center and telecommunications industry. We have entered into a Cooperative Marketing Agreement with Rockwell Electronic Commerce Corporation, a company engaged in the design, development, manufacture and support of call center systems. Under this arrangement, we have agreed to work together to create a marketing plan to develop and pursue opportunities for the marketing and sale of each company's products and services.

Separate Financial Information

Separate financial information for the call center can be found at Note 12 to our consolidated financial statements for the fiscal period ended February 28, 2001.

E-commerce Operations

Through our subsidiary, eCommerce Solutions Inc. doing business as Virtualsellers.com, we provide complete, e-commerce and e-business solutions that allow businesses to immediately and affordably develop and maintain an effective e-business presence on the Internet, and also provide turnkey e-commerce transaction processing services, website development, maintenance and hosting services, and customized Internet design, development, deployment and project management services.

Industry Overview

As the importance of the Internet as a communications medium continues to increase, a growing number of businesses and consumers will begin and continue to use the Internet to buy and sell goods and services. The number of Internet users worldwide has grown significantly and is expected to continue to grow significantly in the next few years. Increasingly, these Internet users are becoming online consumers. To meet this demand, companies across all industry segments are and have been scrambling to establish a presence on the Internet. Unfortunately, a large number of businesses have neither the time nor the resources to design, develop, construct and manage an e-commerce capable website to handle business-to-business or business-to-consumer transactions. Furthermore, many large corporations outsource their e-commerce transaction processing so as to gain greater product focus and minimize incremental costs associated with marketing their products online.

Generally, e-commerce offers both businesses and consumers numerous benefits, including the following:

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

- reduced cost of selling a businesses' products or services;

- reduced inventory requirements;

- increased ability to minimize and rely on suppliers; and

- reducing time required by senior management and others for operations and allowing more time for strategic planning.

These benefits allow businesses to focus on growing their customer base and marketing and selling their products around the world in a cost-effective and efficient manner.

The early adopters of e-commerce were often Internet-centered companies, such as Amazon.com and Beyond.com, which were founded specifically to transact business on the Internet. Today, many businesses consider it important to offer their goods and services through the Internet, and many traditional retailers such as department stores, car dealers, and toy stores have opened online stores to supplement their traditional retail sales models. An increasingly broad selection of products is now being sold online, ranging from the initial online product offerings of books, music, computers and software to more traditional consumer goods such as groceries, clothes, movie tickets, vitamins and prescription drugs. Accordingly, the need for online transaction processing is affecting virtually all industries and businesses.

Our Strategy

To succeed online, a business must attract customers to its website and provide an appealing and easy-to-use environment that encourages customers to place an order by clicking on the "buy" button. Once the customer places an order, the business must process the order by effectively and efficiently executing numerous transactions. With the rapid increase in the number of online businesses and the vast array of products and services becoming available online, competition among online businesses is increasingly intense. Due to these competitive pressures, businesses must focus their resources on attracting customers to their websites and providing compelling content to keep customers in their online stores. However, as a business succeeds in these efforts, the increased number of resulting orders creates another set of complex challenges. These challenges include:

- Payment processing. The vast majority of online consumer purchases are conducted using credit cards and such credit card transactions should be processed in real time to confirm an order while the customer is online;

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

The online business must often address these demands while the customer is waiting to purchase the goods and/or services online. Information that a traditional retailer can collect during a period of hours, such as fraud screen, often must be available to the online business immediately. In addition, the business must have an e-commerce system that scales as the business grows, provides a high level of reliability and handles peak loads. The business' e-commerce system should also integrate smoothly into its existing business and technology and must support secure, authenticated messaging.

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

As the Internet has become an important marketplace, businesses are increasingly turning to e-commerce service providers with the expertise and ability to deliver a comprehensive solution that shortens time-to-market and maximizes the value of their investment. These transaction processing solutions should be available at a low initial and overall cost and, at the same time, be scalable to support the growth of the online business. A solution should also allow the business to maintain control over its online content and customer relationships and to integrate new services easily.

Virtualsellers.com can meet this demand by providing businesses either with or without an existing Internet presence with immediately available, customized, secure and complete e-commerce transaction processing capabilities and solutions so that these businesses can retail their products and/or services over the Internet. Virtualsellers.com provides a solution which has a low initial cost, is scalable to support a business' growth and which allows the business to maintain control over its online content and customer relationships.

Virtualsellers.com's services offers a significant advantage for businesses that either do not wish to or do not have the resources to spend a large amount of time and money developing and maintaining the ability to process e-commerce transactions and sell their products online. In addition, we can help larger businesses with websites keep their focus on the products and services they are selling by taking over the online transaction processing and other related customer services.

Competition

The market for Virtualsellers.com's services is intensely competitive and subject to rapid technological change. We expect competition to intensify in the future. Virtualsellers.com's primary source of competition comes from other developers of systems for e-commerce transaction processing such as Loudcloud Inc., Cybersitsce, Clear Commerce, CyberCash, Digital River, Hewlett-Packard (VeriFone), HNC Software, Open Market, PaylinX, ShopNow.com, Signio, iCat, ViaWeb, iBill and Octagon. Each of these companies provides software for e-commerce transaction processing and hosts companies wanting to outsource e-commerce transaction processing. However, each of the companies has its own unique scope of services that it provides. For example, at ViaWeb the client designs the website. ICat sells software but does not exclusively provide a service. In addition, companies (including financial services and credit companies such as First Data Corporation, AT&T and GE Capital), may enter the market for our services. In the future, Virtualsellers.com may also compete with large Internet-centered companies that derive a significant portion of their revenues from e-commerce and may offer, or provide a means for others to offer, e-commerce transaction services.

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

The Internet Tax Freedom Act was enacted in October, 1998 and is effective through October, 2001. The Internet Tax Freedom Act bars state or local governments from imposing taxes that would subject buyers and sellers of electronic commerce to taxation in multiple states. The Internet Tax Freedom Act also bars state and local governments from imposing taxes on Internet access through October of 2001. When the Internet Tax Freedom Act expires or if it is repealed, Internet access and sales across the Internet may be subject to additional taxation by state and local governments, thereby discouraging purchases over the Internet and adversely affecting Virtualseller.com's business.

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

VirtualSellers.com allows clients to bypass all the traditional steps necessary to creating a secure website. These include the need for software and hardware, Internet access, software programming and website design, and Internet-accepted business banking accounts. In addition, clients will avoid hiring and paying for the labour necessary to learn the systems and process the orders.

For businesses with existing websites, VirtualSellers.com's goal is to provide e-commerce transaction processing service within one hour of successfully completing an extensive screening process. All clients are subsequently monitored to ensure that they have the financial and logistical ability to deliver the products they offer for sale.

VirtualSellers.com has the capability to build, maintain and host an e-commerce capable website and therefore provide businesses with the ability to develop an online selling presence by reducing a business' time to market and allowing the business' existing customers to purchase its products or services over the Internet. VirtualSellers.com offers a variety of e-commerce transaction processing services, including:

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

VirtualSellers.com processes and clears orders in the following manner:

- an initial 8-point fraud check is performed;

- the credit card payment is authenticated and authorized;

- the payment is deposited, the commission is deducted, and a check and shipping information is sent to the client;

- all order processing, customer service and follow-up on orders is performed; and

- clients are sent verification of orders for shipment through either email, fax or postal mail. Clients only receive the verified and completed order.

Through its professional services group, Virtualsellers.com also provides customized Internet design, development, deployment and project management services. Virtualsellers.com begins by conducting a feasibility study to outline a business' objectives and define possible solutions. After selecting the appropriate business solutions, Virtualsellers.com provides system, database, security, backup and recovery design services as well as providing detailed system and program specifications. At this point, Virtualsellers.com can develop and document the required solution, including the preparation of user, training and system documentation. Virtualsellers.com then implements the solution, including the installation of hardware and software, training, data conversion and testing.

Technology

VirtualSellers.com uses its proprietary programming software language, TAME, to deliver these end-to-end e-commerce solutions. For more details on TAME, see the section entitled "TAME (Tag Activated Markup Enhancer)" in "Item 1 - Description of Business". In addition, Virtualsellers.com's call center uses Rockwell's Transcend and Contact Integration Manager technology, a live agent software package developed exclusively for the call center industry. This technology package, combined with our TAME application development language ensures maximum customer management and marketing services. Virtualsellers.com's network is based on storage from EMC Corporation and routing from Cisco Systems, and is scalable to meet clients' demands.

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

- Highly Reliable Solutions. Virtualsellers.com's systems are engineered to provide high reliability, and provide transaction processing 24 hours a day, 7 days a week. In addition, Virtualsellers.com offers its businesses support 24 hours a day, 7 days a week.

- Customer Satisfaction. Because our services enable online businesses to process e-commerce transactions in real-time, businesses can improve their level of customer satisfaction and reduce their support costs by avoiding delayed responses and minimizing the need for follow-up communications. Businesses can also ensure customer satisfaction by utilizing our Call Center services in connection with their e-commerce transaction processing.

Customers, Sales and Marketing

VirtualSellers.com has been providing e-commerce solutions for four years and has serviced companies in both the business-to-business and business-to-consumer markets. VirtualSellers.com's clients include a wide range of businesses and have included the Kansas City Royals, former AFL Kansas City Chiefs football coach Hank Stram, Beanie Babies stuffed toys and various music products.

VirtualSellers.com has found that a vast majority of managers of businesses - as well as entrepreneurs - do not have the time or resources to create and manage a website designed to sell their products in a secure environment. Moreover, many larger corporations continue to outsource this and other aspects of their e-commerce business and solutions in order to keep their focus on products and product development and to minimize incremental costs associated with developing and maintaining presence on the Internet.

These two types of businesses provide VirtualSellers.com with its core market. We believe that VirtualSellers.com can use its flexibility to turn potential competitors into partners or clients. To do so, we have created the VirtualSellers.com affiliate program, which allows ISPs, website designers, website portal providers and others to partner with us both for strategic benefit and financial gain. These affiliates become a valuable source of referrals.

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

Virtualsellers.com's products and services are marketed through direct and indirect channels. All products and services are also offered directly through our e-commerce capable website "Virutalsellers.com". Virtualsellers.com's efforts in marketing and selling their e-commerce transaction processing services, their website development, maintenance and hosting services and their customized design, development, deployment and project management services is accomplished through:

- Virtualsellers.com's website;

- direct sales by Virtualsellers.com's own staff through outbound telemarketing programs;

- tradeshows; and

- referrals provided through a marketing agreement with IMC (Internet Marketing Consortium) Cable Print Network Marketing Inc.

Separate Financial Information

Separate financial information for Virtualsellers.com can be found at Note 12 to our consolidated financial statements for the fiscal period ended February 28, 2001.

CallDirect Operations

We also operate as a catalogue reseller of telephone-related equipment, as well as products such as multimedia, entertainment, travel, security and computer accessories for offices and homes through our subsidiary Preferred Telemanagement Inc. doing business as CallDirect Enterprises. CallDirect is based in Delta, British Columbia, Canada. We use the call center to provide customer service functions for CallDirect and through our website "www.calldirect.com", CallDirect retails its products over the Internet.

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

CallDirect's current product line is divided into the following categories:

- headsets and accessories;

- cordless telephones;

- corded telephones;

- conferencing devices;

- small/home office; and

- phone accessories.

CallDirect also provides transaction processing and limited customer services. We plan to use our call center to expand the customer service functions that CallDirect offers its clients. CallDirect also has several years of credit card clearing experience and has established extensive business banking relationships, which facilitate e-commerce transactions. Our experience and relationships will allow us to become a e-commerce transaction processing firm in Canada.

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

CallDirect's catalogue has been and will be produced in-house on advanced desktop publishing equipment. Essentially all of the text, graphics and photos used in the catalogues are digitized. Use of this equipment for page production will provide CallDirect significant speed and cost savings over traditional catalogue and production methods.

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

Increasing the number of prospective customers can also be achieved by accessing customer lists that have been developed by other major business-to-business direct marketers. CallDirect has an opportunity to significantly increase the number of its active customers who have a proven track record of purchasing both through catalogues and over the Internet, and recently purchased a business mailing list and mailed approximately 35,000 of its product catalogues to a number of reputable businesses, in a effort to expand its customer base. CallDirect's strategy also parallels its belief that it can successfully encourage its customers to make repeat purchases by constantly updating its product line with innovative technology (e-commerce) and by providing excellent customer service and care.

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

We have obtained potential customer names through the rental of selected mailing lists which include the names of business buyers from non-competing catalogues, subscribers to business publications, and members of trade associations. CallDirect also rents selected consumer lists of individuals whose demographic profiles match those of existing customers. CallDirect is typically allowed to use names from a rented list only once, unless the customer responds to CallDirect's catalogue, in which case the name may be added to CallDirect's in-house list.

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

Separate Financial Information

Separate financial information for CallDirect's operations can be found at Note 12 to our consolidated financial statements for the fiscal period ended February 28, 2001.

TAME (Tag Activated Markup Enhancer)

We own an application computer system known as Goldpaint Shopping Cart and the interpretative programming language known as TAME (Tag Activated Markup Enchancer).

Industry Overview

The Internet has experienced dramatic growth, both in terms of the number of users and as a means of conducting business transactions, and is expected to continue to grow rapidly. The emergence of the Internet has enabled new online business models and spurred the development and deployment of Internet applications to facilitate business interactions that were not practical to address with traditional computing systems. This public infrastructure enables companies to market and sell their products and services to customers through e-business applications as well as to forge closer ties with their partners and suppliers.

As the number of companies conducting business online has increased, the Internet has become a highly competitive business environment and has in turn energized the entire business world. A growing number of companies are building Internet applications that perform a combination of marketing, sales and operational functions. The Internet promotes competition in markets and makes it easy for customers to locate and transact business with competitive vendors. As a result, companies are seeking to differentiate themselves from competitors by developing increasingly sophisticated websites and Internet applications to attract and retain customers. Online businesses are looking for innovative technology solutions that enable them to deliver products and information targeted to their customers' interests and that enable them to provide a higher level of customer service. More broadly, this heightened competition is raising the importance of technology in increasing business efficiency. Companies are increasingly looking to Internet technology to help them manage their supplier and distributor networks more effectively by automating inter- and intra-company business processes and integrating diverse systems where key information is managed and where key business transactions reside.

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

Competition

The Internet application products market is intensely competitive, subject to rapid change and significantly affected by new product introductions and other activities of market participants. Primary competitors in the market include Microsoft and its software Java and Javascript. As the size and visibility of the market opportunity increases, we believe that additional competitors may enter the market with competing products. Increased competition could result in pricing pressures, reduced margins or the failure of TAME to achieve or maintain market acceptance, any of which could have a materially adverse effect on our business, operating results and financial condition. Many of our current and potential competitors have longer operating histories and substantially greater financial, technical, marketing and other resources than it does. Therefore, they may be able to respond more quickly to new or changing opportunities, technologies, standards or customer requirements. Many of these competitors also have broader and more established distribution channels that may be used to deliver competing products directly to customers through bundling or other means. If competitors were to bundle competing products with their products, the demand for TAME might be substantially reduced and our ability to distribute our products successfully would be substantially diminished.

Competitive factors in the Internet application products market include:

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

Unlike many competing software programs that use HyperText Markup Language (HTML), TAME's XML compatibility allows its users to develop, build and modify their websites regardless of their existing programming language, operating system, server system or Internet browser. TAME acts like glue, creating a layer between users and the systems they must interact with, and binding them together.

We recently developed TAME V, a "Generation 5" software language that enables us to provide traditional and Internet-based businesses with significant savings in terms of both development time and technology costs for transaction processing services.

TAME has achieved acceptance into the EMC Proven Program. Acceptance into the EMC Proven Program indicates that VirtualSellers.com's information technology infrastructure has passed a rigorous review of its ability to support the operational needs of an Internet-based business or service and has the enterprise storage resources necessary to operate at peak efficiency, adapt to a constantly changing business climate and easily mange Internet-driver growth. EMC Proven E-Infrastructure Program benefits give VirtualSellers.com the right to display the EMC Proven E-Infrastructure logo in its printed and electronic media, allowing it to add value and market differentiation in the products and services it offers customers. In addition, VirtualSellers.com will be included in a number of EMC-driven marketing initiatives. Such acceptance will allow us to benefit from EMC's vendor network in generating sales for both TAME and Virtualsellers.com.

We use TAME to provide our transaction processing clients a quick, easy and seamless way to establish a presence on the Internet, and as the key facilitator for e-commerce solutions. With the software, a business can quickly, easily and seamlessly launch a new website, upgrade an existing one, add leading-edge shopping cart technology to a website, or add new services for its own customers. For those companies that already have websites, TAME gives them the opportunity to remain on the cutting edge of Internet technology without having to continuously invest in new software and hardware.

In addition to using TAME for our clients, we operate a high technology laboratory in the Chicago area that serves as the testing ground for TAME - both in terms of upgrading the software to keep pace with technology changes and to test new applications for clients. Through the operation of the lab, we ensure that new versions of and new applications for TAME are market-ready and real world tested.

Through the use of TAME, our company and our development partners can deliver complete and end-to-end e-business solutions based on an open, scalable architecture provided by the TAME development environment. This ability ensures that clients' existing business processes, intelligence and technology can be easily Web-enabled and integrated to support new online and offline business initiatives.

If, for example, a client decides to move to a different operating system, TAME can be installed and the applications can be seamlessly moved to their new home. TAME-enabled Web services link sites and applications together to perform functions that individual components alone are not able to perform.

TAME has many benefits and competitive advantages including:

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

- Ease of Use. TAME is quick and easy to learn and dramatically reduces development and coding time compared to other competing software languages.

- Reduction of Bandwidth Requirements. Because TAME processes data requests at the server side, only formatted data results are sent to the user's browser. In order to display a data-driven Internet web page, the browser must receive formatting information to control how the pages look. This savings in file size translates directly to savings in bandwidth and produces exceptionally fast Web pages. The less data being sent, the less bandwidth an application will require.

- Faster Loading. For users connected to the Internet via modems, TAME means dramatically faster loading of pages and for businesses hosting websites on dedicated (and expensive) Internet connections, it means lowered connection costs.

- TAME is XML-Enabled. XML (extensible Markup Language) is acclaimed as the de facto standard in data sharing via the Internet, and is considered the replacement for current electronic data interchange (EDI) technology that many companies use for business-to-business transactions. Because XML is embedded in TAME, the time required to develop website tags is greatly reduced. TAME can access many dissimilar databases from different operating systems and provide a common interface to display the data. TAME includes a dynamic Internet web page engine and provides Internet access to databases, giving developers the ability to easily create solutions that can be deployed on all major operating systems and server environments, resolving common problems associated with many of today's non-XML Internet browsers.

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

TAME V

The new release of TAME V is a faster, easier, and more robust version of its predecessors. This platform independent, server-sided programming package is used to produce Web pages, Web-based applications, and virtually any e-commerce applications. It serves as "glue" among many varieties of Web-based entities such as XML and XSL.

The Nature of TAME V

At the system's core is a tiny, proprietary engine that provides the language interpreter and basic functionality. There is no need for CGI programs, as it is based completely on dynamic linked libraries (DLLs) in ISAPI (for IIS on MS Windows NT) or SO (for Apache on UNIX) files. That means less overhead and a smaller memory footprint because TAME V employs only what is required in an application, rather than everything. The script itself is an enhancement to standard HTML code and resembles standard Javascript, VB, or C++ languages. This results in fast development, easy loading, and significant labor cost savings. Strong syntax checking is provided.

TAME V Reduces Labor Costs

With TAME V, lesser-skilled programmers can be productive almost immediately. However, should a unique or complex problem arise, a skilled C programmer can be brought in to simply add exactly what is needed to solve the problem, then hand the solution to the lesser-skilled coders for manipulation. Additional core functionality is easily inserted into the language, and then lesser-skilled programmers can tackle the application scripting and continue with the creative process to make the application attractive to the end user. The simplified language and the ability to use previously developed code makes this transition seamless, and requires minimal training. Ultimately, a reduced skill set requirement significantly reduces labor costs.

Easy Installation

Installation has been made very simple, using fully-automated standard installation software, so that almost anyone familiar with Web servers can quickly install and configure the product. Once installed, no further action is required, except, perhaps, when adding any optional application modules.

Object-Oriented and Faster

TAME is based on user-defined objects that can be implemented in either the script code, or in compiled modules for added speed and functionality. The product is extensible, so any objects or functions created in script can be created in C or C++ and made into an extension of the Web server as dynamic libraries. This gives the product unlimited flexibility and control. TAME developers may replace or add objects, file routines, database access, or any other functions as they see fit, thus avoiding interface problems that invariably arise with other less flexible systems. Previously developed code serving as business rules is now reusable among many applications, providing a greater and quicker return on investment.

ODBC Connectivity

TAME has the capability of conversing with multiple databases on any platform using ODBC connectivity. This eliminates the need for custom connections with custom software specific to those connections. And if a necessity of moving to another platform arises, it becomes a non-issue. It simplifies how systems and software work together and its simplified interfaces help eliminate bugs, errors and other programming flows.

New Features in TAME V

New and enhanced functionality has been imbedded in the new release of TAME. The complexity of the language has been reduced significantly, while providing many more features. Strong syntax checking is provided. Variables are "flextype" meaning that they are nondeclarative yet strongly typecast. Dynamic arrays have been added providing substantial functionality and speed of data manipulation and development. New session management allows for persistence of objects, variables, and connections between pages. A configuration file allows for multiple instance control of applications, and the control of loading only the required object modules. Script library files need to be loaded and parsed only once, and afterward reside in memory for faster access. Support for XML and XSL provides for processing of such data and connectivity to other systems that use XML.

TAME offers the following features and benefits:

- simple script language with fully automated server-side HTML page processing and easy, fully automated installation and upgrading;

- an "extensible" language which allows add-ons, user-defined objects, dynamic linked libraries and control loading, and unlimited flexibility and functionality. In addition, one set of business rules can be shared among applications and the code can be reused;

- platform/OS independent and will run on NT, UNIX, LINUX, IIS and Apache, meaning that no additional resources are required and that a company's existing network does not need to be replaced;

- the database is ODBC compliant, meaning that custom database connectivity in unnecessary, and no additional resources are required;

- on-screen syntax error checking/reporting, which speeds development and problem resolution;

- definitions featuring flex-type declarations are available, enabling quicker development;

- session management reduces development time by requiring less code;

- configuration featuring multiple instance control, application control/isolation and object loading, which enables quicker development;

- dynamic array/list support for easier development and faster data manipulation;

- server side, meaning that there is less overhead, a small footprint and compiled objects, leading to greater client satisfaction and fast browser pages;

- bag, offering quicker development and greater integrity; and

- XML, which interfaces with .NET and offers XSL output.

The TAME Shopping Cart

Much has been made recently about Internet shopping carts and the software that supports them. Shopping carts in general collect information about an online shopping session so that orders can be calculated and managed. While simple shopping cart solutions stop there, more complex systems interface with other elements of the transaction process such as databases, inventory control systems, payment verification systems and accounting systems. These systems together make up the buying and selling process.

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

The Web Wizard

Our Virtualsellers.com Web Wizard is powered by TAME, and allows site owners to host the Web Wizard under a corporate homepage as part of the site's services. The Web Wizard can be completely customized and "branded" for each particular client, and can be used to create a virtual mall or custom-branded portal using easy point and click site management.

The Web Wizard has features the following:

- data driven dynamic pages, which simplify global shop and mall changes;

- reporting and online tracking;

- customizable style sheet and template library;

- fully scalable, with no limits on the number of store fronts;

- personal webpage building capabilities;

- multiple management models to track usage;

- multiple background and text options;

- multiple payment, shipping and invoicing options;

- custom invoicing options;

- custom international currency options;

- multiple company notification options; and

- multiple area taxing options.

Because the Web Wizard is powered by TAME:

- updates and edits can be made online in real time, 24 hours a day;

- little or no technical support is required;

- the application is web-based and platform independent;

- updating is easy because of its centrally located software;

- site owners are able to realize fast time-to-market; and

- automatic, dynamic page linking, ODBC interface connectivity and a database driven "knowledge base" engine of FAQs are readily available.

The Web Wizard's full-featured turnkey e-commerce offers complete shopping cart functionality, secure real-time transaction processing, automatic email confirmation of purchases and an internal search engine, which can search by product, category, SKU or price. In addition, the Web Wizard offers SSL secure transaction processing, easy to create special pricing offers and promotions, real-time shop administration and the ability to check order status and monitor account status at any time.

Because credit card processing approval, web checks, phone orders, fax orders and charge backs are handled by Virtualsellers.com, businesses are relieved of the risks and hassles involved in turnkey transaction management. Shop owners can also use the Virtualsellers.com merchant account, speeding their time to market, thereby reducing their risk.

ContentMessenger

The ContentMessenger is available through the TAME website, and is a cost-effective way to make any content, from text to photographs and graphic images, universally available for delivery, editing or browsing via the web or wireless devices, and offers the following features:

- open standards system;

- total security;

- content management capabilities;

- content delivery capabilities;

- custom options for providers and users; and

- varied account management options.

Customers, Sales and Marketing

We market and sell TAME to businesses using a combination of direct and indirect distribution channels, including the following:

- direct sales by our own staff through our outbound telemarketing program;

- sales through our website - www.tameable.com;

- sales through industry trade shows like COMDEX; and

- sales through reselling agreements with companies like RedHat Inc.

We intend to market and sell TAME using the following direct and indirect distribution channels:

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

Our website allows visitors to download, evaluate and purchase TAME. Electronic distribution provides us with a low-cost, globally accessible, 24-hour sales distribution channel. To date, many copies of an evaluation version of TAME have been downloaded from our website.

We continue to develop market awareness of the "TAME" brand. Our branding strategy includes participating in trade shows and conferences, promoting special events and advertising our products and services in print and electronic media.

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

Sullivan Park

On June 1, 2000, we acquired all of the property, assets and undertakings of the Internet services development business carried on by Sullivan Park. We continued the business operations of Sullivan Park by incorporating its customers, operations and employees into a new subsidiary which we incorporated on September 13, 2000 as "Sullivan Park Inc.". Sullivan Park is an Internet services developer, focussing on building successful business-to-business Internet companies, providing e-business development services to medium and large-sized businesses, and offering services as a business-to-business incubator. General services provided by Sullivan Park include designing and running websites, e-commerce development, Internet consulting, back-office integration and web-based remote application services. Specific services to Sullivan Park's customers include the development and hosting of on-line stores, including services such as site concept, site design, media production, media acquisition, artwork, animation, web programming, database programming and application server programming.

Since its acquisition, Sullivan Park has become our primary sales and marketing division, promoting and selling services delivered by our various business units. Sullivan Park's clients are Fortune 500, mid- and large-sized companies that outsource their enterprise website development and e-commerce solutions.

Sullivan Park recently identified the banking industry as a vertical market opportunity for our suite of services. In response to an industry mandate to increase fee-based revenue and customer retention, Sullivan Park developed Storebuilder, a software and service application giving bank customers the ability to build enterprise e-commerce websites through a bank's web portal. In addition to expanding the number of TAME licenses and generating annual income through monthly service fees, the customers are tied to our complete range of services, including transaction processing, customer service, warehousing and order fulfillment.

Storebuilder is based on TAME's modular production environment, enabling Sullivan Park to leverage existing development and rapidly customize and deploy the product across additional vertical markets. Sullivan Park will continue to promote Storebuilder in markets with significant subscriber bases and repeat revenue opportunities, including: Internet service providers, telephone companies, satellite and cable companies, utilities, entertainment, telephone directories and affinity groups.

Since the acquisition of Sullivan Park, we have targeted the following types of companies as consumers of our services:

- enterprise (large companies integrating e-business capabilities into existing channels or improving internal processes and efficiencies);

- commerce (business and consumer products companies requiring Internet-based catalog, shopping, transaction processing, transaction management, order processing, order fulfillment, customer support and infrastructure services); and

- entrepreneurs (start-up Internet companies specializing in business-to-business and e-commerce).

While entrepreneurs were Sullivan Park's primary target a year ago, the amount of start-up activity declined with the overall economy during the period. In response, Sullivan Park shifted its resources to favor enterprise and commerce. That strategy proved effective as; despite the downturn in the sector over the past year, Sullivan Park has continued to expand its client base and display revenue growth.

Healthcare Operations

In January 2001, we made a strategic decision to pursue another vertical market for deployment of our TAME software - the healthcare industry. Our decision to enter this field was based on our belief that there is a need to improve the health of patients, lower healthcare costs to health organizations and to supply health and wellness information. Much has been written over the recent years regarding the problems and issues associated with the electronic and Internet connectivity with the healthcare industry. The explosion of Internet based services is also adding a new twist to the market and is producing a highly accessible and low cost alternative to traditional health and wellness programs. The Internet provides a low cost opportunity to provide healthcare and wellness information and personalize its delivery.

We believe that by using our TAME software we can deliver a state of the art Internet and call center enabled health and wellness portal product to employers, health plans, pharmaceutical companies, and physicians so that these parties can improve and facilitate communications between them and their patients, lower health care costs and improve health by providing individuals with information regarding a healthier lifestyle. Improving communications between may also lead to a reduction in the number of inaccurate prescriptions and negative drug interactions.

We intend to create health and wellness portals which offer an exchange of healthcare information and supports a broad range of healthcare transactions delivered over our secure, Internet-based platform. We intend to provide our users with health and wellness news and information, interactive preventative health and information tools and opportunities to purchase health-related products and services. We anticipate that our health and wellness portal will provide proprietary, medically reviewed health and wellness news articles and medical information which will allow users to research current information relating to diseases and common health conditions. We also anticipate that our users will be able to remotely access our portal.

As the first step in developing our health and wellness portal, we, subsequent to year-end, purchased the assets of MedWired Corporation. The assets acquired included certain proprietary web portal development and content management software, the MedWired Practiceportal, as well as MedWired's existing client base. The primary design of the MedWired Practiceportal software was to facilitate the communication between physicians and their patients. The Practiceportal software includes drug and consumer health information selected and approved by the physician, secured communications options between the physician and their patients, and limited scheduling options.

The Practiceportal software will provide physicians with an immediate presence on the Internet and, more importantly, with a dynamic, upgradeable platform for integrating patients, practice partners such as healthplans and hospitals, and vendors. MedWired's Practiceportal software provides:

- a public presence for the physician's practice on the Internet. This dynamic, interactive Internet presence provides content and information for communicating to and educating both current and prospective patients, and providing information about the physician's practice. Information can include physician bios, clinical resources, office hours and location(s), insurance plans accepted, health announcements or alerts which announce product recalls, current healthcare topics, practice initiatives, or any other item of interest or benefit to patients. By using the Practiceportal software a physician can provide support for patients 24 hours a day, seven days a week;

- an Internet management tool, allowing the physician to organize and manage practice activities via the Internet, including accessing reference information/content, expediting business processes such as claims or referrals, enabling communications with patients and practice partners, enabling clinical processes such as data collection or disease state management.

There are presently 135 subscribers of the PracticePortal software representing over 600 individual physicians. There is an existing marketing relationship with The Independent Practice Association of America as well as the Arizona State Physicians Association.

The MedWired Practiceportal software will be used as the primary portal software as we develop our business of providing health and wellness portals to employers, health plans, pharmaceutical companies and large group practices.

On April 25, 2001, we signed a letter of intent to acquire certain assets and technology of Healthscape, Inc., including Healthscape's proprietary software and associated intellectual property. We have tentatively agreed to issue $250,000 worth of our common stock in consideration of the acquisition of these assets and technology, with the issue price of the shares to be equal to the 10-day average of the last trade prices for the 10-day period ending on the day on which the acquisition closes. The infrastructure of the Healthscape network is based upon the Expert System that is expandable to include new healthcare related applications and scalable to accommodate a growing user base. The Expert System analyzes each user's progress and the user health profile and provides tailored information to help each user meet their unique health goals.

On May 9, 2001, we signed a letter to intent to acquire all of the issued and outstanding shares of Healthtrac, Inc., a private California corporation. The purchase price to be paid by us is $4.6 million, to be paid by the issuance of our common shares at an issue price equal to the lesser to the 10-day average price of our shares for the 10-day period ending on the day of the execution of the formal binding agreement, or $0.65 per share. The completion of the acquisition is subject to the completion of satisfactory due diligence and the negotiation of a formal purchase agreement. Healthtrac operates a state-of-the-art, analytical health-assessment program developed by Dr. James F. Fries, a renowned medical researcher and professor at Stanford University. Healthtrac was established in 1984 with the mission of improving personal health and reducing employers' cost of providing health-care benefits to employees. By tracking an individual's state of health and health-oriented behaviors, Healthtrac can identify health risks and, through prevention, early detection and prompt treatment, reduce the cost of providing health benefits.

Intellectual Property

Our success is dependent upon its proprietary technology and other intellectual property and on our ability to protect our proprietary technology and other intellectual property rights. In addition, we must conduct our operations without infringing on the proprietary rights of third parties. We also intend to rely upon unpatented trade secrets and the know-how and expertise of our employees. To protect our proprietary technology and other intellectual property, we rely primarily on a combination of the protections provided by applicable copyright, trademark, and trade secret laws, as well as on confidentiality procedures and licensing arrangements.

We have one patent application pending with the United States Patent and Trademark Office for its TAME software system and method. We also have trademark applications pending with the United States Patent and Trademark Office for "Virtualsellers.com", "TAME", "If you don't care about e-commerce, that's your business. If you do that's our business." and Virtualsellers.com and Tiger (Tame) logos. Although we believe that we have taken appropriate steps to protect our unpatented proprietary rights, including our requirement that our employees and third parties who are granted access to our proprietary technology enter into confidentiality agreements, there can be no assurance that these measures will be sufficient to protect our rights against third parties. Others may independently develop or otherwise acquire unpatented technologies or products similar or superior to our technologies or products.

We license certain software and Internet tools from third parties that we include in our services and products. If any of these licenses were terminated, we could be required to seek licenses for similar software and Internet tools from other third parties or develop these tools internally. We may be unable to obtain such licenses or develop such tools in a timely fashion, on acceptable terms, or at all.

Companies participating in the software and Internet technology industries are frequently involved in disputes relating to intellectual property. In the future, we may be required to defend our intellectual property rights against infringement, duplication, discovery, and misappropriation by third parties or defend against third-party claims of infringement. Likewise, disputes may arise in the future with respect to ownership of technology developed by employees who were previously employed by other companies. Any such litigation or disputes could result in substantial costs to, and a diversion of effort by, our company. An adverse determination could subject us to significant liabilities to third parties, require that we seek licenses from, or pay royalties to, third parties, or require us to develop appropriate alternative technology. Some or all of these licenses may not be available to us on acceptable terms or at all, and we may be unable to develop alternate technology at an acceptable price or at all. Any of these events could have a materially adverse effect on our business, prospects, financial condition, and results of operations.

RISK FACTORS

Much of the information included in this annual report includes or is based upon estimates, projections or other "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are subject to the "safe harbor" created by those sections. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Such estimates, projections or other "forward-looking statements" involve various risks and uncertainties as outlined below. We caution the readers that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward-looking statements". Readers should carefully consider the following factors in evaluating our company, our business and any investment in our company.

Risks Related to Our Business

We Have A Limited Operating History Which Makes It Difficult To Evaluate Our Future Prospects.

Although we were incorporated in 1982, we have a lack of history regarding our website design, development and hosting business, our e-commerce transaction processing, our custom Internet application processing business and our newly created healthcare business. Accordingly, we have a limited operating history and limited financial data upon which you may evaluate our business and prospects. Our potential for future profitability must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets. Some of these risks relate to our potential inability to:

- acquire and deploy a sufficient number of customers for each of our business divisions to achieve profitability;

- successfully provide high levels of service quality to our existing customers as we expand the scale of our business;

- develop new service offerings that complement our existing offerings;

- extend our TAME technology to further automate and reduce the costs of many of the processes required to deploy and support our customers;

- extend our TAME technology to support a wide range of hardware and software to meet the needs of a large range of customers; and

- increase our brand awareness.

We may not successfully address these risks. If we do not successfully address these risks, we may not realize sufficient revenues or net income to reach or sustain profitability.

We Have A History Of Losses And Expect To Continue To Incur Significant Operating Losses And Negative Cash Flow, And We May Never Be Profitable.

We have incurred substantial net losses and have a substantial net operating loss carryover. A significant component of these losses were incurred in operations which we no longer operate, but we have spent significant funds to develop our current business divisions, procure hardware, software and networking products and develop our operations, research and development and sales and marketing operations. We have continued to incur losses since entering the transaction processing/customer service and Internet software and development business. For the fiscal year ended February 28, 2001, we incurred losses of $6,711,117 but expect to be at a positive monthly run rate going forward. As of February 28, 2001, we had an accumulated deficit of $107,156,515. We have incurred significant operating and net losses and negative cash flow and have not achieved profitability. While we feel confident that we can secure additional funds through private placement financing and successfully carry out our business plan, there can be no assurance that we will accomplish these tasks and achieve profitability.

We expect to increase our operating expenses in the future by increasing our sales and marketing expenditures. To achieve operating profitability, we will need to increase our customer base and revenue and decrease our costs. We may not be able to increase our revenue or increase our operating efficiencies in this manner. If our revenue grows more slowly than we anticipate or if our operating or capital expenses increase more than we expect, our operating results will suffer. Moreover, because we expect to continue to increase our investment in our business faster than we anticipate growth in our revenue, we will continue to incur significant operating losses and negative cash flow for the foreseeable future. Consequently, it is possible that we will not achieve profitability, and even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future. The auditor's report on our 2001 annual consolidated financial statements contains an explanatory paragraph that states that our recurring losses from operations raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our Financial Results May Fluctuate Significantly Which Could Cause Our Stock Price To Decline.

Our revenue and operating results may vary significantly from quarter to quarter. These fluctuations could cause our stock price to fluctuate significantly or decline. Important factors that could cause our quarterly results to fluctuate materially include:

- the timing of obtaining new customers for each one of our business divisions;

- the timing of deploying new services for our current and prospective customers;

- the timing and magnitude of operating expenses and capital expenditures;

- changes in our pricing policies or those of our competitors; and

- changes in technology or government regulation.

Our current and future levels of operating expenses and capital expenditures are based largely on our growth plans and estimates of future revenue. These expenditure levels are, to a large extent, fixed in the short term. We may not be able to adjust spending in a timely manner to compensate for any unexpected revenue shortfall, and any significant shortfall in revenue relative to planned expenditures could negatively impact our business and results of operations. In addition, if our customer base expands rapidly or unpredictably, we may not be able to efficiently utilize our infrastructure or we may not have sufficient capacity to satisfy our customers' requirements, which could harm our operating results. Moreover, because many of our expenses are components of our cost of revenues, our gross margins are likely to be negative for the foreseeable future.

Due to these and other factors, quarter-to-quarter comparisons of our operating results may not be meaningful. You should not rely on our results for any one quarter as an indication of our future performance. In future quarters, our operating results may fall below the expectations of public market analysts or investors. If this occurs, the market price of our common stock would likely decline.

We Have Grown Very Rapidly And Our Ability To Achieve Profitability Will Suffer If We Fail To Manage Our Growth.

We have rapidly expanded our business during the transition to becoming a transaction processing/customer service and Internet software and development company. We have increased our number of employees from 52 at March 1, 2000, to 79 at February 28, 2001. We have completed several acquisition of businesses which we now operate and we intend to pursue and complete other acquisitions.

This growth has placed, and will continue to place, a significant strain on our employees, management systems and other resources. We expect our business to continue to grow in terms of headcount, geographic scope, number of customers and the scope of services we offer. There will be additional demands on our customer service support, research and development, sales and marketing and administrative resources as we try to increase our service offerings, expand our geographic scope and expand our target markets. The strains imposed by these demands are magnified by our limited operating history. We may not be able to successfully manage our growth. In order to manage our growth successfully, we must:

- improve and add to our management, financial and information systems and controls and other elements of our business process infrastructure;

- maintain a high level of customer service and support; and

- expand, retain, train, manage and integrate our employee base effectively.

Any failure by us to effectively manage our growth could disrupt our operations or delay execution of our business plan and consequently harm our business. In addition, there can be no assurance that we will be able to achieve our planned expansion or that we will be able to manage successfully such expanded operations. There can be no assurance that we will be able to consummate or, if consummated, successfully integrate the operations and management of any future acquisitions. Acquisitions involve significant risks which could have a materially adverse effect on us, including:

- diversion of management's attention to the assimilation of the business to be acquired;

- the risk that the acquired business will fail to maintain the quality of services that we have historically provided;

- the need to implement financial and other systems and add management resources;

- the risk that key employees of the acquired business will leave after the acquisition;

- potential liabilities of the acquired business;

- unforeseen difficulties in the acquired operations;

- adverse short-term effects on our operating results;

- lack of success in assimilating or integrating the operations of acquired businesses with those of our company;

- the dilutive effect of the issuance of additional equity securities;

- the incurrence of additional debt; and

- the amortization of goodwill and other intangible assets involved in any acquisitions that are accounted for using the purchase method of accounting.

There can be no assurance that we will successfully implement our acquisition strategy. Furthermore, there can be no assurance that any acquisition will achieve levels of revenue and profitability or otherwise perform as expected, or be consummated on acceptable terms to enhance shareholder value.

We Operate In A New, Highly Competitive Market, And Our Inability To Compete Successfully Against New Entrants And Established Companies Would Limit Our Ability To Increase Our Market Share And Would Harm Our Financial Results.

The markets related to each of our business divisions are rapidly evolving and highly competitive. It will likely be characterized by an increasing number of market entrants, as there are few barriers to entry, and by industry consolidation.

We expect that we will face competition from both existing competitors and new market entrants in the future. Because we offer businesses the ability to outsource their operations, we also compete against a company's internal operations department, which may prefer to manage their own operations. This may be particularly the case with larger enterprises, which represent one of our key target markets.

Many of our competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, more developed infrastructures, greater name recognition and more established relationships in the industry than we have. As a result, many of our competitors may be able to develop and expand their service offerings more rapidly, adapt to new or emerging technologies and changes in customer requirements more quickly, take advantage of acquisitions and other opportunities more readily, achieve greater economies of scale, devote greater resources to the marketing and sale of their services and adopt more aggressive pricing policies than we can. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could have a materially adverse effect upon our business, results of operations and financial condition. Because of these competitive factors and due to our comparatively small size and limited financial resources, we may be unable to compete successfully.

Our competitors and other companies may form strategic relationships with each other to compete with us. These relationships may take the form of strategic investments, joint-marketing agreements, licenses or other contractual arrangements, any of which may increase our competitors' ability to address customer needs with their product and service offerings. In addition, we believe that there will be continued consolidation within the markets in which we compete. Our competitors may consolidate with one another, or acquire other technology providers, enabling them to more effectively compete with us. This consolidation could affect prices and other competitive factors in ways that would impede our ability to compete successfully and harm our business. To the extent that these providers expand the scope of these new services to address some of the functionality we currently provide, some of these companies may be unwilling to provide services to us or to enter into relationships with us.

Our primary current and prospective competitors to our Internet and software design and development services include:

- providers of co-location or web site hosting and related services;

- technology vendors that have recently announced their intentions to offer some of the services that we offer currently to a portion of our targeted customer base; and

- providers of Internet systems integration or professional services.

The closest direct competition to the e-commerce transaction processing services that we provide comes from Loudcloud Inc., iCat, ViaWeb, iBill and Octagon. Each of these companies provides software for e-commerce transaction processing and hosts companies wanting to outsource the e-commerce portion of their websites. However, many of these companies do not provide the back-office services, business services, customer service, order tracking, or technical services. We have chosen to concentrate on superior service and making the e-commerce transaction itself safe, secure and timely for clients and their customers. Our competitive advantage is derived from the fact that we provide a complete e-commerce solution/service to these businesses.

The market for customer-premise telecommunications products is highly competitive. CallDirect competes with a variety of traditional dealers and retailers, including catalog companies, electronics specialty stores, office products and computer superstores. A variety of external and internal factors could effect CallDirect's ability to compete, including:

- the function, performance, price and reliability of new products offered by CallDirect and its competitors;

- the timing and success of the marketing efforts of CallDirect and its competitors;

- development efforts; and

- the effectiveness of the marketing efforts of CallDirect and its competitors.

Certain of CallDirect's competitors have greater financial, technical, sales, marketing, and other resources than it has. CallDirect may not be able to compete effectively against existing competitors or against new competitors that may enter the market. In addition, while CallDirect currently does not know of any competitor specializing in distributing a broad line of telecommunications products directly to business end users via catalog, outbound telemarketing and the Internet, it may not be able to compete successfully in the future in these direct marketing channels, which may attract new market entrants, or in other channels that CallDirect may enter or that may be developed for the sale of telecommunications products.

The call center, telemarketing and customer relationship management industries are intensely competitive. We compete with numerous independent call center, telemarketing and customer relationship management firms as well as the in-house operations of many of our existing or prospective clients. We compete for call center, telemarketing and customer relationship management services based on quality, technological expertise, customer service, price, value, range of service offerings, and available capacity.

Most businesses that are significant consumers of call center, telemarketing and customer relationship management services utilize more than one firm to outsource their business and often reallocate work among various firms from time to time. Clients often request call center, telemarketing and customer relationship management services to be provided on an individual project basis and we frequently are required to compete for individual projects as they are initiated.

Increased Costs Of Catalog Mailing, Paper, And Printing Could Harm The Financial Position And Results Of Operations Of Our Catalogue Sales Division

Increases in postal rates and paper and printing costs increase the cost of catalog mailings. An increase in postal rates or higher than anticipated paper and printing costs could harm the financial position and results of operations of our catalogue sales division to the extent that we are unable to pass such increase directly on to customers by raising prices or offset such increases by implementing more efficient printing, mailing and delivery systems.

Increased Government Regulations Relating To Mailing Lists Could Increase Our Costs And Could Harm The Financial Position And Results Of Operations Of Our Catalogue Sales Division

We are seeking to expand our in-house list of customers and potential customers by continually renting appropriate mailing lists and sending CallDirect's catalogs to prospects obtained from these lists. In the event that the federal or state governments enact privacy legislation resulting in the increased regulation of mailing lists, we may be unable to enhance and expand our customer list for CallDirect. In such event, we could also experience increased costs in complying with potentially burdensome regulations concerning the solicitation of consents to keep or add customer names to our mailing lists.

If We Are Unable To Retain Our Executive Officers And Key Personnel, We May Not Be Able To Successfully Manage Our Business Or Achieve Our Objectives.

Our business and operations are substantially dependent on the performance of our key employees. We have entered into a month-to-month employment agreement with Dennis Sinclair, our President and CEO. As such, there is nothing preventing Dr. Sinclair from terminating his employment with us at any time. Although we believe that the loss of Dr. Sinclair will not have a materially adverse impact upon our company, there can be no assurance in this regard, nor any assurance that we will be able to find a suitable replacement for Dr. Sinclair. Furthermore, we do not maintain "key man" life insurance on the lives of Dr. Sinclair or any of our other officers. If we lose the services of one or more of our executive officers or key employees or if one or more of them decides to join a competitor or otherwise compete directly or indirectly with us, we may not be able to successfully manage our business or achieve our business objectives.

Our Business Will Suffer If We Are Unable To Hire, Train And Retain Highly Qualified Employees.

Our future success depends on our ability to identify, hire, train, integrate and retain highly qualified technical, sales and marketing, managerial and administrative personnel. Our success is therefore dependent upon our ability to identify, hire and retain such qualified personnel, for whose services we will be in competition with other prospective employers, many of which may have significantly greater resources than we do. Additionally, demand for qualified personnel conversant with certain technologies is intense and may outstrip supply as new and additional skills are required to keep pace with evolving computer technology. As our customer base and revenue continue to grow, we will need to hire a significant number of qualified personnel. In particular, we need to hire a sufficient number of technical operations personnel in order to deploy customers on a timely basis. Competition for qualified personnel, especially those with Internet experience, is intense, and we may not be able to attract, train, integrate or retain a sufficient number of qualified personnel in the future. As we grow, it will become more difficult to identify qualified personnel to fill technical positions, which will cause us to rely increasingly on internal training programs. Our failure to attract, train, integrate and retain qualified personnel could seriously disrupt our operations and increase our costs by forcing us to use more expensive outside consultants and reduce the rate at which we can increase revenue.

Important components of the compensation of our personnel are stock options and restricted stock, which vest typically over an extended period. We face a significant challenge in retaining our employees if the value of these stock options and restricted stock is either not substantial enough or so substantial that the employees leave after their stock options or restricted stock have vested. To retain our employees, we expect to continue to grant new options subject to vesting schedules, which could be dilutive to investors. If our stock price does not increase significantly above the prices of our options, we may also need to issue new options or grant additional shares of stock in the future to motivate and retain our employees.

We Rely Upon Technology And Computer Systems And The Temporary Or Permanent Loss Of Such Equipment Or Systems, Through Casualty, Operating Malfunction Or Otherwise, Could Have A Materially Adverse Effect Upon Our Company.

Our Call Center and transaction processing systems utilize sophisticated and specialized telecommunications, network and computer technology, and have focused on the application of these technologies to meet our clients' needs. We anticipate that it will be necessary to continue to invest in and develop new and enhanced technology on a timely basis to maintain our competitiveness. Significant capital expenditures may be required to keep our technology up to date. Investments in technology and future investments in upgrades and enhancements to software for such technology may not necessarily maintain our competitiveness. Our future success will also depend in part on our ability to anticipate and develop information technology solutions which keep pace with evolving industry standards and changing client demands.

In addition, our business is highly dependent upon our computer and telephone equipment and software systems, and the temporary or permanent loss of such equipment or systems, through casualty, operating malfunction or otherwise, could have a materially adverse effect upon our company. Our business systems depend on the smooth operation of computer systems that may be affected by circumstances beyond our control. Events that could cause system interruptions are:

- fire;

- earthquake;

- hurricane;

- power loss;

- telecommunications failure; and/or

- unauthorized entry or other events.

We have experienced growing transaction volumes that have occasionally exceeded our ability to process them. There is a possibility that our existing systems may be inadequate if demand increases substantially. Finally, although we back up data as a matter of course, and take other measures to protect against loss, there is still a certain degree of risk of such losses. A system outage or data loss could adversely affect our business.

Despite the security measures that we maintain, our systems may be vulnerable to computer viruses, hackers, rogue employees or similar sources of disruption. Any interruptions in our operations could have a materially adverse effect on our business. Any problem of this nature could result in significant liability to customers or financial institutions and may deter potential customers from using its services. We attempt to limit this sort of liability through back-up systems, contractual provisions and insurance. However, there is no assurance that these contractual limitations would be enforceable, or that our insurance coverage would be adequate to cover potential liabilities.

Our operations are dependent upon our ability to protect our Call Center, our e-commerce business and our information databases against damage that may be caused by fire, power failure, telecommunications failures, unauthorized intrusion, computer viruses and other emergencies. We have taken precautions to protect our company and our customers from events that could interrupt delivery of our services. These precautions include off-site storage of backup data, fire protection and physical security systems, backup power generators and a disaster recovery plan. We also maintain business interruption insurance in amounts that we consider adequate. Notwithstanding such precautions, there can be no assurance that a fire, natural disaster, human error, equipment malfunction or inadequacy, or other event will not occur.

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

Our Growth Is Dependent Upon Trend Toward Outsourcing And Any Significant Change In This Trend Could Have A Materially Adverse Effect On Our Company.

The growth of our Call Center and e-commerce transaction processing businesses depend in large part on the industry trend toward outsourcing information technology and administrative services. There can be no assurance that this trend will continue, as organizations may elect to perform such services in-house. We intend to alleviate our dependence upon any one revenue stream by expanding our business operations vertically and horizontally. Nevertheless, a significant change in the direction of this trend toward outsourcing could have a materially adverse effect on our company.

Our Future Success Will Depend In Large Part Upon Our Ability To Keep Pace With Technology.

Our future success will depend in large part upon our ability to keep pace with technology. Rapid changes have occurred, and are likely to continue to occur. There can be no assurance that our development efforts will not be rendered obsolete by research efforts and technological advances made by others. The market for information technology services is characterized by rapid technological advances, frequent new product introductions and enhancements, and changes in customer requirements. Although we believe that our Call Center and e-commerce business are sufficient for the present, we believe that our future success will depend in large part on our ability to service new products, platforms and rapidly changing technology. These factors will require that we provide adequately trained personnel to address the increasingly sophisticated, complex and evolving needs of our customers. Our ability to capitalize on future acquisitions in the Call Center and e-commerce industries will depend on our ability to (i) enhance our software and successfully integrate such software into our technical product support services, (ii) adapt such software to new hardware and operating system requirements and (iii) develop new software products in an industry characterized by increasingly rapid product and technological obsolescence. Our failure to anticipate or respond rapidly to technological advances, new products and enhancements, or changes in customer requirements could have a materially adverse effect on our company.

Our Business Will Suffer If We Do Not Enhance Or Introduce New Services And Upgrades To Meet Changing Customer Requirements.

The market for Internet software and website design and development services and e-commerce transaction processing is characterized by rapid technological change, frequent new hardware, software and networking product introductions and Internet-related technology enhancements, uncertain product life cycles, changes in customer demands and evolving industry standards. Any delays in responding to these changes and developing and releasing enhanced or new services could hinder our ability to retain existing and obtain new customers. In particular, our technology is designed to support a variety of hardware, software and networking products that we believe to be proven and among the most widely used. We cannot assure you, however, that present and future customers will continue to use these products. Even if they do, new versions of these products are likely to be released and we will need to adapt our technology to these new versions. We must, therefore, constantly modify and enhance our technology to keep pace with changes made to our customers' hardware and software configurations and network infrastructures. If we fail to promptly modify or enhance our technology in response to evolving customer needs and demands, our technology could become obsolete, which would significantly harm our business. In addition, frequent changes in the hardware, software and networking components of the systems and services we provide could adversely affect our ability to automate the deployment process, a key element of our business strategy.

If we do not develop, license or acquire new services, or deliver enhancements to existing products on a timely and cost-effective basis, we may be unable to meet the growing demands of our existing and potential customers. In addition, as we introduce new services or technologies into existing customer architectures, we may experience performance problems associated with incompatibility among different versions of hardware, software and networking products. To the extent that such problems occur, we may face adverse publicity, loss of sales, delay in market acceptance of our services or customer claims against us, any of which could harm our business.

The market for telecommunications products is generally characterized by rapidly changing technology that can render existing products obsolete and unmarketable. We believe that the current and future success of CallDirect will depend on our ability to identify, develop, or source and successfully introduce and market, in a timely manner, enhancements to our existing products and new products that respond effectively to technological change. To accomplish this, we intend to consult with our direct customer contacts and use our product development capabilities. We have experienced delays in the past in introducing certain of our products and could encounter similar technical difficulties in the future that could result in delayed product introductions or expensive recalls. We may not successfully anticipate technological changes or select and develop new and enhanced products on a timely basis. In addition, even if we are able to develop or source any products, these products may not gain market acceptance.

Most Of Our Agreements Are Short Term And Our Financial Performance Could Be Damaged By A Significant Number Of Terminations Or Non-Renewals.

The standard customer agreement for both customers of the Call Center, Virtualsellers.com and Sullivan Park are short-term and can be terminated without cause by either party. We expect that there will be terminations and non-renewals from time to time and that we may not be able to replace all of these clients. Our financial performance could be damaged by a significant number of terminations or non-renewals of such contracts.

Our Success Depends On The Continued Growth In The Usage Of The Internet As A Communication Medium And As A Vehicle For Commerce.

Use of the Internet by businesses and consumers as a medium for commerce is still in the early stages of development, and is therefore subject to uncertainty. E-commerce is a relatively recent development. Rapid growth in the use of and interest in the Internet has occurred only recently. Acceptance and use may not continue to develop at historical rates and a sufficiently broad base of consumers and businesses may not adopt or continue to use the Internet and other online services as a medium of commerce. The development of the Internet as a commercial marketplace may occur more slowly than anticipated. Factors that may affect Internet usage include:

- actual or perceived lack of security of information;

- development of the necessary network infrastructure and associated technologies;

- delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity;

- congestion of Internet traffic or other usage delays; and

- reluctance to adopt new business methods.

These factors could result in slower response times or adversely affect usage of the Internet, resulting in lower numbers of e-commerce transactions and decreased demand for our services. If Internet usage does not continue to increase, demand for our services may be limited and our business and results of operations could be harmed.

Because Our Success Depends On Our Intellectual Property, If Third Parties Infringe Our Intellectual Property, We May Be Forced To Expend Significant Resources Enforcing Our Rights Or Suffer Competitive Injury.

Our success depends in large part on our intellectual property, including our proprietary software technology. We currently rely on a combination of copyright, trademark, trade secret and other laws and restrictions on disclosure to protect our intellectual property rights. We currently hold the Internet domain name "www.virtualsellers.com" as well as various other related names, and we use "VirtualSellers" and "TAME" as tradenames. Domain names generally are regulated by Internet regulatory bodies and are subject to change and may be superseded, in some cases, by the laws, rules and regulations governing the registration of tradenames and trademarks with the United States Patent and Trademark Office and certain other common law rights. In the event that the domain registrars are changed, new ones are created or we are deemed to be infringing upon another's tradename or trademark, we could be unable to prevent third parties from acquiring or using, as the case may be, our domain name, tradenames or trademarks which could adversely affect our brand name and other proprietary rights. These legal protections afford only limited protection, and our means of protecting our proprietary rights may not be adequate.

Our intellectual property may be subject to even greater risk in foreign jurisdictions, as the laws of many countries do not protect proprietary rights to the same extent as the laws of the United States. If we cannot adequately protect our intellectual property, our competitive position may suffer.

We may be required to spend significant resources to monitor and police our intellectual property rights. We may not be able to detect infringement and may lose our competitive position in the market before we are able to ascertain any such infringement. In addition, competitors may design around our proprietary technology or develop competing technologies. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Any such litigation could result in substantial costs and diversion of resources, including the attention of senior management. Defending against intellectual property infringement and other claims could be time consuming and expensive and, if we are not successful, could subject us to significant damages and disrupt our business.

Other companies, including our competitors, may obtain patents or other proprietary rights that would prevent, limit or interfere with our ability to make, use or sell our services. As a result, we may be found to infringe on the proprietary rights of others. In the event of a successful claim of infringement against us and our failure or inability to license the disputed technology, our business and operating results would be significantly harmed. Intellectual property litigation has become prevalent in the Internet and software fields. Any litigation or claims, whether or not valid, could result in substantial costs and diversion of resources. Intellectual property litigation or claims could force us to do one or more of the following:

- pay costly damages;

- stop selling services that incorporate the challenged intellectual property;

- obtain a license from the holder of the infringed intellectual property right, which may not be available on reasonable terms or at all; and

- redesign our services or our network, if feasible.

If we are forced to take any of the foregoing actions, our business may be seriously harmed. In addition, any of these could have the effect of increasing our costs and reducing our revenue. Our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed.

Our Limited Marketing And Sales Resources Could Prevent It From Effectively Marketing Our Products And Services

We have limited internal marketing and sales resources and personnel. In order to market our current products and services and any future products and services we may develop, we will have to either develop a marketing and sales force with technical expertise and distribution capability or outsource such duties to independent contractors. There can be no assurance that we will be able to establish sales and distribution capabilities or that we will be successful in gaining market acceptance for our current products or services and any future products and services we may develop. There can be no assurance that we will be able to recruit skilled sales, marketing, service or support personnel, that agreements with distributors will be available on terms commercially reasonable to us, or at all, or that our marketing and sales efforts will be successful. Failure to successfully establish a marketing and sales organization, whether directly or through third parties, would have a materially adverse effect on our business, financial condition, cash flows, and results of operations. To the extent that we arrange with third parties to market our products or services, the success of such products and services may depend on the efforts of such third parties. There can be no assurance that any of our proposed marketing schedules or plans can or will be met.

Governmental Regulation And The Application Of Existing Laws To The Internet May Slow The Internet's Growth, Increase Our Costs Of Doing Business And Create Potential Liability For The Dissemination Of Information Over The Internet.

Laws and regulations governing Internet services, related communications services and information technologies and electronic commerce are beginning to emerge but remain largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws, such as those governing intellectual property, privacy, libel, telecommunications, and taxation, apply to the Internet and to related services such as ours. Uncertainty and new laws and regulations, as well as the application of existing laws to the Internet, in our markets could limit our ability to operate in these markets, expose us to compliance costs and substantial liability and result in costly and time consuming litigation. The international nature of the Internet and the possibility that we may be subject to conflicting laws of, or the exercise of jurisdiction by, different countries may make it difficult or impossible to comply with all the laws that may govern our activities. Furthermore, the laws and regulations relating to the liability of online service providers for information carried on or disseminated through their networks is currently unsettled.

Our Stock Price Is Extremely Volatile

The trading price of our common shares has been, and in the future is expected to be, volatile and expect to experience further market fluctuations as a result of a number of factors. These factors include, but are not limited to, current and anticipated results of operations as well as changes in our business, operations or financial results, the timing of sales of common shares by our shareholders, prospects of general market and economic conditions and other factors.

Our Common Stock Is Traded On The Over-the-Counter Bulletin Board And As A Result, It May Be More Difficult To Dispose Of Or To Obtain Adequate Quotations As To The Prices Of Our Common Stock.

Our common shares are currently traded on the OTC Bulletin Board and are not listed for trading on the NASDAQ system. A company must meet certain quantitative criteria relating to its total assets, its capital and the trading prices of its securities to be included on the NASDAQ system. In addition, the NASDAQ staff may consider other factors, such as the company's management and the circumstances surrounding the company's operations, when determining whether to approve a company's application for inclusion in the NASDAQ system. We cannot guarantee that we will ever by listed on NASDAQ or any other stock exchange or automated quotation system. As a result, it may be more difficult to dispose of, or to obtain adequate quotations as to the prices, of our common stock.

We Rely On Collaborative Relationships And Accordingly Any Termination Of Such Relationships May Have An Adverse Impact On Our Operations And Business.

We plan to pursue collaborative arrangements with other market leaders to develop, manufacture and market e-commerce and telecommunication services. Such agreements already exist with ASI, a web hosting company that has 160,000 business available to market its complete e-commerce solutions, and with Skyway Partners, a provider of telecom services and network edge integrated digital services to multiple dwelling buildings and communities. Our future success will depend in large part on our ability to continue to form collaborative arrangements with third parties, our strategic interest in the potential products under development and, eventually, our success in marketing or willingness to purchase any such products. These programs may require that we share control over our marketing programs or restrict our ability to engage in certain areas of product development, production and marketing. These programs may also be subject to unilateral termination by our collaborative partners without cause or default and without an ability to cure any defaults. Accordingly, we may compete with our partners (and others to whom disclosure maybe made) for commercial sales of any products or services developed in these arrangements. There can be no assurance that we will be able to enter into collaborative arrangements on commercially reasonable terms, that these arrangements, if established, will result in successful programs to develop, manufacture or market products or that, if those programs are successful, our collaborative partners will not seek to compete directly through jointly developed products themselves or obtain them from alternative sources.

We May Not Be Able To Obtain The Additional Financing Necessary To Grow Our Business.

In order to grow our business and finance future acquisitions, we will require additional financing. We currently have a working capital surplus of $379,217 but have had significant working capital deficiencies in the past. As of February 28, 2001, our accumulated deficit was $107,156,515. Furthermore, we have experienced negative cash flows during each of the last three years of operations. We have historically depended upon capital infusion from the issuance of long term debt and equity securities to provide the cash needed to fund operations. Our ability to continue in business depends upon our continued ability to obtain significant financing from external sources. We are currently raising additional funds through the sale of additional equity and are looking to secure asset financing for network computer equipment. If this additional capital were raised through borrowing or other debt financing, we would incur substantial additional interest expense. Sales of additional equity securities, through a traditional underwritten offering, would dilute, on a pro rata basis, the percentage ownership of all holders of common shares. There can be no assurance that any such financing would be available upon terms and conditions acceptable to us, if at all. The inability to obtain additional financing in a sufficient amount when needed and upon acceptable terms and conditions could have a material adverse effect upon our company and our revenue growth may be adversely affected. If adequate funds are not available on acceptable terms when needed, we may be required to delay, scale-back or eliminate marketing of one or more of our products or development programs or obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates or potential products that we would not otherwise relinquish. Inadequate funding also could impair our ability to compete in the marketplace and could result in our dissolution.

Our Directors Are Authorized To Issue Preferred Stock Which May Adversely Affect The Voting Power Of Our Shareholders.

We are authorized to issue 150,000,000 each of Class A and Class B preference shares, with such designations, rights and preferences as may be determined from time to time by our board of directors. Accordingly, our board of directors is empowered, without stockholder approval, to issue such preference shares with dividend, liquidation, conversion or other rights which could adversely affect the rights of the our shareholders. The issuance of preference shares could, among other things, adversely affect the voting power of our shareholders and, under certain circumstances, make it more difficult for a third party to gain control of our company, discourage bids for common shares at a premium or otherwise adversely affect the market price for common shares.

Our Directors, Officers And Others Are Protected By Our Bylaws And Such Limitations On Liability May Reduce The Likelihood Of Derivative Litigation Against Our Officers And Directors And May Discourage Or Deter Our Shareholders From Suing Our Officers And Directors.

Our bylaws contain provisions limiting the liability of our officers and directors for all acts, receipts, neglects or defaults of themselves and all of our other officers or directors or for any other loss, damage or expense happening to our company which shall happen in the execution of the duties of such officers or directors. Such limitations on liability may reduce the likelihood of derivative litigation against our officers and directors and may discourage or deter our shareholders from suing our officers and directors based upon breaches of their duties to our company, though such an action, if successful, might otherwise benefit our company and our shareholders.

Our bylaws contain provisions entitling our directors and officers to indemnification from all costs, charges, expenses, including any amount paid to settle an action or satisfy a judgment reasonably incurred by such officer or director with respect to any civil, criminal or administrative action or proceeding to which such officer or director is made a party by reason of being or having been an officer or director of our company. We have authorized the indemnification of our officers and directors in such other circumstances permitted under the Canadian Business Corporations Act which may reduce the likelihood of derivative litigation against directors and officers and may discourage or deter shareholders from suing directors or officers for breaches of their duties to our company, though such an action, if successful, might otherwise benefit us and our shareholders. Our bylaws also provide for the indemnification of our directors and officers from judgments, fines, amounts paid in settlement and reasonable expenses as a result of an action or proceeding in which they may be involved by reason of being or having been a director or officer of our company as long as the acts were done in good faith. We are not presently aware of any claims which would result in our indemnification of our directors and officers. Such provisions do not eliminate the personal liability of our directors and officers for monetary damages as a result of a breach of fiduciary duty. We will indemnify against reasonable costs and expenses incurred in connection with any action, suit or proceeding to which any of such individuals were made a party by reason of his or her being or having been such a director of officer, unless such person has been adjudicated to have been liable for negligence or misconduct in his or her corporate duties. Although we may obtain an insurance policy which will cover such indemnity, there can be no assurance that such a policy will be available or that, if available, it will be adequate. To the extent that we are required to expend funds to indemnify officers and directors, it could have a materially adverse effect upon our financial condition.

Furthermore, our bylaws allow for insurance for the benefit of our officers and directors against such liabilities and in such amounts as the Board of Directors may determine. We currently subscribe to Directors and Officers Liability Insurance from Tri-City Brokerage of Illinois, Inc. for $2,000,000 for each claim and as an annual aggregate.

Grants Of Stock Options, Warrants And Further Issuances Of Our Common Shares Will Result In Dilution To Our Current And Future Shareholders

The grant and exercise warrants of creditors or otherwise or stock options would likely result in a dilution of the value of the common shares. Moreover, we may seek authorization to increase the number of our authorized common shares and to sell additional securities and/or rights to purchase such securities at any time in the future. Dilution of the value of the common shares would likely result from such sales.

In addition, we may determine to grant additional stock options or other forms of equity-based incentive compensation to our management and/or employees to attract and retain such personnel. We also may in the future offer equity participation in connection with the obtaining of non-equity financing, such as debt or leasing arrangements accompanied by warrants to purchase equity securities of our company. Any of these actions could have a dilutive effect upon the holders of the common shares.

We Do Not Expect To Pay Any Dividends In The Foreseeable Future

We have never paid a cash dividend on the common shares and do not expect to pay dividends in the foreseeable future.

Item 2. Properties.

We currently lease the following office locations:

- We lease office space located at Suite 1000, 120 North LaSalle, Chicago, Illinois, 60602. The office space is approximately 3,020 square feet and is leased for a four year term, which commenced July 1, 1998 and expires on June 30, 2002, for a monthly base rent of $3,146 (annual base rent of $37,750 for the year ending June 30, 2001 and $39,260 to the end of the term), plus property operating costs and taxes.

- We, through our subsidiary NorthNet Telecommunications Inc., lease the premises which currently houses our call center located at 68 - 74 South Park Boulevard, Greenwood, Indiana. This is approximately an 8,000 square foot facility and is leased for a five year term, which term has now expired, for a monthly base rent of $6,332 (annual base rent of $75,984) plus property operating costs and taxes. We continue to lease these premises on a month to month basis. Our call center is being relocated to new premises located at Suite 110, 125 Airport Parkway, Greenwood, Indiana. The new premises is approximately 8,446 square feet in size and is leased on a five year term, which commences on June 1, 2001 and expires on July 31, 2006, for a monthly base rent during the first year of $9,501.75 plus property costs and taxes.

- We lease a warehouse facility located at 3075 Tollview Drive, Rolling Meadows, Illinois to house our e-commerce business. This is approximately an 20,000 square foot facility and is leased for a five year term, which commenced June 1, 1999 and expires on May 31, 2004, for a monthly base rent during the first year of $18,333, and $19,167 afterwards (annual base rent of $219,996 in the first year, and $230,000 afterwards) plus property operating costs and taxes.

- CallDirect, operated by our subsidiary Preferred Telemanagement Inc., leases office space at 13100 Smallwood Place, Richmond, British Columbia, V6V 2B6. The office space consists of approximately 2,400 square feet of warehouse and 3,585 square feet of office space and is leased for a period of 5 years, expiring on April 30, 2002. The annual base rent for 2001 will be $29,511 and the annual base rent for partial year in 2002 will be $7,378, plus property operating costs and taxes.

- Sullivan Park leases office space located at Suite 13, 1001 East 1st Street, Los Angeles, CA 90012. The office space consists of approximately 3,000 square feet and is leased on a month to month basis, which commenced September 10, 1998, for a monthly base rent of $1,500, plus property operating costs and taxes. The lease may be terminated by either party by providing the other party with 15 days written notice.

Item 3. Legal Proceedings.

Vancouver Telephone Company Ltd. is a former customer of our company who has refused to pay outstanding invoices totalling approximately $500,000. We commenced a lawsuit in November, 1996 in the Supreme Court of British Columbia (Vancouver Registry) seeking payment of the monies. Vancouver Telephone raised the defenses that we: (a) failed to provide contractual services to Vancouver Telephone in a manner and of a quality required by Vancouver Telephone; (b) unilaterally terminated the contract between us and Vancouver Telephone without adequate notice or proper cause; and (c) failed to give proper notice of price increases to Vancouver Telephone. Vancouver Telephone brought a counterclaim as against us, in January, 1997, alleging damages in the form of higher rates and less favorable payment terms and loss of business as a result of our actions. Vancouver Telephone has not specified the amount of its counterclaim. A trial of our claim has been scheduled for July, 2001. Any recovery from this lawsuit will be paid as follows: six percent (6%) to the creditors of Cam-Net Communications under the CCAA restructuring plan and the balance to us without the requirement to distribute them as dividends under the CCAA restructuring plan.

On January 31, 2001, Chambers, Devonshire & Wyerhaus Ltd., a shareholder of our company, commenced a lawsuit against our company and two of our directors, Dennis Sinclair and Raymond Mol, in the Circuit Court of Cook County, Illinois. In the lawsuit, Chambers alleges as follows:

- since January 1, 1997, the directors have approved salaries and stock bonuses to themselves which exceed the reasonable value of their services to our company;

- Dennis Sinclair and Raymond Mol have wrongfully caused our company to pay personal benefits to each of them, including excessively high salaries and payment of personal expenses; and

- Dennis Sinclair has caused our company to pay expenses of and wrongfully pay compensation to Concept 10 Incorporated, a company owned by Dennis Sinclair.

Chambers is seeking the following relief:

- Dennis Sinclair and Raymond Mol be directed to account for their conduct and management of our company and to repay all monies lost, wasted or improperly diverted from our company;

- Dennis Sinclair and Raymond Mol be ordered to pay the costs that Chambers has and will incur in connection with this lawsuit;

- Dennis Sinclair and Raymond Mol be removed as directors of our company and be barred from the re-election as directors for a period of five (5) years;

- Dennis Sinclair be removed from the positions of President and C.E.O. and be barred from any future business dealings with us; and

- Dennis Sinclair and Raymond Mol be prohibited from soliciting any proxies and voting any of the shares that they respectively hold to fill the vacancies which will be created by their respective removal as directors and officers.

Our company and management believe that this lawsuit has no merit and intends to take steps necessary to have the lawsuit summarily dismissed.

Item 4. Submissions of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

Our common stock is quoted on the OTC Bulletin Board under the symbol "VDOT" and CUSIP #928254105. The following quotations reflect the high and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The high and low prices of our common stock (obtained from Canada Stockwatch) for the periods indicated below are as follows:

Quarter Ended(1)	High	Low
May 31, 1999	$0.33	$0.13
August 31, 1999	$0.39	$0.175
November 30, 1999	$0.27	$0.175
February 29, 2000	$8.063	$0.165
May 31, 2000	$8.75	$1.703
August 31, 2000	$2.844	$1.313
November 30, 2000	$1.984	$0.56
February 28, 2001	$1.01	$0.40

(1) Our common shares commenced trading on November 5, 1997. The quotations above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Our common shares are issued in registered form. Computershare Investor Services Inc. (formerly Montreal Trust Company of Canada), 4th Floor, 510 Burrard Street, Vancouver, British Columbia, Canada, is the registrar and transfer agent for our common shares.

On May 1, 2001, the shareholders' list for our common shares showed 2,039 registered shareholders (43 residents of Canada holding 11,521,563 common shares; 1,992 residents of the United States holding 116,414,635 common shares; and 4 residents of other countries holding 41,062 common shares), and a total of 127,977,260 common shares outstanding.

Dividend Policy

We have not declared or paid any cash dividends since inception. We intend to retain future earnings, if any, for use in the operation and expansion of our business and do not intend to pay any cash dividends in the foreseeable future. Although there are no restrictions that limit our ability to pay dividends on our common shares, we intend to retain future earnings for use in our operations and the expansion of our business.

Rights to Own Securities

Except as provided in the Investment Canada Act, there are no limitations under the applicable laws of Canada or by our charter or our other constituent documents on the right of foreigners to hold or vote our common shares or other securities.

The Investment Canada Act will prohibit implementation, or if necessary, require divestiture of an investment deemed "reviewable" under the Investment Canada Act by an investor that is not a "Canadian" as defined in the Investment Canada Act, unless after review the Minister responsible for the Investment Canada Act is satisfied that the "reviewable" investment is likely to be of net benefit to Canada. An investment in our common shares by a non-Canadian would be reviewable under the Investment Canada Act if it was an investment to acquire control of our company and the value of our assets was $5 million or more. A non-Canadian would be deemed to acquire control of our company for the purposes of the Investment Canada Act if the non-Canadian acquired a majority of our outstanding common shares (or less than a majority but controlled our company in fact through the ownership of one-third or more of our outstanding common shares) unless it could be established that, on the acquisition, our company was not controlled in fact by the acquirer through the ownership of such common shares. Certain transactions in relation to our common shares would be exempt from review under the Investment Canada Act, including, among others, the following:

- acquisition of common shares by a person in the ordinary course of that person's business as a trader or dealer in securities;

- acquisition of control of our company in connection with the realization of security granted for a loan or other financial assistance and not for any purpose related to the provisions of the Investment Canada Act; and

- acquisition of control of our company by reason of an amalgamation, merger, consolidation or corporate reorganization following which the ultimate direct or indirect control of our company, through the ownership of voting interests, remains unchanged.

The Investment Canada Act was amended with the World Trade Organization Agreement to provide for special review thresholds for "WTO Investors" of countries belonging to the World Trade Organization, among others, nationals and permanent residents (including "WTO Investor controlled entities" as defined in the Investment Canada Act). Under the Investment Canada Act, as amended, an investment in our common shares by WTO Investors would be reviewable only if it was an investment to acquire control of our company and the value of our assets was equal to or greater than a specified amount, which is currently $192 million for the year 2001.

Taxation

Canadian Federal Income Taxation

We consider that the following summary fairly describes the principal Canadian federal income tax consequences applicable to a holder of our common shares who at all material times deals at arm's length with us, who holds all common shares as capital property, who is resident in the United States, who is not a resident of Canada and who does not use or hold, and is not deemed to use or hold, his/her/its common shares in our company in connection with carrying on a business in Canada (a "non-resident holder"). Holders and prospective holders of our common shares should consult with their own tax advisors with respect to the income tax consequences of them purchasing, owing and disposing of our common shares.

This summary is based upon the current provisions of the Income Tax Act (Canada)(the "ITA"), the regulations thereunder, the Canada-United States Tax Convention as amended by the Protocols thereto (the "Treaty") as at the date of the registration statement and the currently publicly announced administrative and assessing policies of the Canada Customs and Revenue Agency (the "CCRA"). This summary does not take into account Canadian provincial income tax consequences. This description is not exhaustive of all possible Canadian federal income tax consequences and does not take into account or anticipate any changes in law, whether by legislative, governmental or judicial action. This summary does, however, take into account all specific proposals to amend the ITA and regulations thereunder, publicly announced by the Government of Canada to the date hereof.

This summary does not address potential tax effects relevant to our company or those tax considerations that depend upon circumstances specific to each investor. Accordingly, holders and prospective holders of our common shares should consult with their own tax advisors with respect to the income tax consequences to them of purchasing, owning and disposing of our common shares.

Dividends

The ITA provides that dividends and other distributions deemed to be dividends paid or deemed to be paid by a Canadian resident corporation (such as our company) to a non-resident of Canada shall be subject to a non-resident withholding tax equal to 25% of the gross amount of the dividend of deemed dividend. Provisions in the ITA relating to dividend and deemed dividend payments to and gains realized by non-residents of Canada, who are residents of the United States, are subject to the Treaty. The Treaty may reduce the withholding tax rate on dividends as discussed below.

Article X of the Treaty as amended by the US-Canada Protocol, ratified on November 9, 1995, provides a 5% withholding tax on gross dividends or deemed dividends paid to a United States corporation which beneficially owns at least 10% of our voting stock. In cases where dividends or deemed dividends are paid to a United States resident (other than a corporation) or a United States corporation which beneficially owns less than 10% of our voting stock, a withholding tax of 15% is imposed on the gross amount of the dividend or deemed dividend paid. We will be required to withhold any such tax from the dividend and remit the tax directly to CCRA for the account of such shareholder.

The reduction in withholding tax from 25%, pursuant to the Treaty, will not be available:

- if the shares in respect of which the dividends are paid formed part of the business property or were otherwise effectively connected with a permanent establishment or fixed base that the holder has or had in Canada within the 12 months preceding the disposition, or

- the holder is a U.S. LLC which is not subject to tax in the U.S.

The Treaty generally exempts from Canadian income tax dividends paid to a religious, scientific, literary, educational or charitable organization or to an organization exclusively administering a pension, retirement or employee benefit fund or plan, if the organization is resident in the U.S. and is exempt from income tax under the laws of the U.S.

Capital Gains

A non-resident holder is not subject to tax under the ITA in respect of a capital gain realized upon the disposition of shares of our company unless the share represents "taxable Canadian property" to the holder thereof. Taxable Canadian property is currently defined in the ITA to include only the following properties or any interest therein:

"a share of the capital stock of a corporation resident in Canada (other than a mutual fund corporation) and not listed on a prescribed stock exchange."

This provision requires that non-residents owning shares in Canadian corporations not listed on a prescribed stock exchange must include in their income a portion of the capital gain realized from the disposition of such shares.

Our common shares will be considered taxable Canadian property to a non-resident holder since the shares are not listed on a prescribed stock exchange. In the case of a non-resident holder to whom our shares represent taxable Canadian property and who is resident in the United States, no Canadian taxes will generally be payable on a capital gain realized on such shares by reason of the Treaty unless:

- the value of such shares is derived principally from real property (including resource property) situated in Canada;

- the holder was resident in Canada for 120 months during any period of 20 consecutive years preceding, and at any time during the 10 years immediately preceding, the disposition and the shares were owned by him/her/it when they ceased to be a resident of Canada;

- they formed part of the business property or were otherwise effectively connected with a permanent establishment or fixed base that the holder has or bad in Canada within the 12 months preceding the disposition; or

- the holder is a U.S. LLC which is not subject to tax in the U.S.

If subject to Canadian tax on such a disposition, the taxpayer's capital gain (or capital loss) from a disposition is the amount by which the taxpayer's proceeds of disposition exceed (or are exceeded by) the aggregate of the taxpayer's adjusted cost base of the shares and reasonable expenses of disposition. For Canadian income tax purposes, the "taxable capital gain" is equal to one-half of the capital gain.

Recent Sales of Unregistered Securities

Quarter Ended February 28, 2001

We did not issue any shares from treasury during the quarter ended February 28, 2001. On February 2, 2001, we returned an aggregate of 30,000 common shares to treasury, which had been registered in the name of one of our employees. We returned the 30,000 shares to treasury and granted options to purchase our common shares to the employee in place of the 30,000 common shares.

On January 2, 2001, we granted options to purchase an aggregate of 180,000 common shares to 8 of our employees, pursuant to stock option agreements between us and each of the employees. The options granted to these employees are exercisable at a price of $0.56 and expire 10 years from the date of grant as set out in each stock option agreement. The options were granted in a transaction that was private in nature, in reliance upon Section 4(2) and/or Rule 506 promulgated under the Securities Act of 1933.

Also on January 2, 2001, we granted options to purchase 60,000 common shares to one of our employees, pursuant to a stock option agreements between us and the employee. The options are exercisable at a price of $0.40 and expire on June 28, 2010. The options were granted in a transaction that was private in nature, in reliance upon Section 4(2) and/or Rule 506 promulgated under the Securities Act of 1933.

Item 6. Selected Financial Data

The selected consolidated financial data presented below for the five year period ended February 28, 2001 is derived from our consolidated financial statements which were examined by our independent auditor. The information set forth below should be read in conjunction with our consolidated financial statements (including related notes thereto) and the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" included at Item 7 of this annual report.

Selected Consolidated Financial Data(1)(2)
(Stated in U.S. Dollars)

Fiscal Year Ended February 29 (28)

	2001	2000	1999	1998	1997
Revenue	2,330,453	704,918	175,563	920,532	28,108,269
Direct Costs	228,497	144,314	Nil	588,316	24,960,670
Selling, general and Administrative	7,443,195	6,050,758	1,668,152	2,201,042	12,672,330
Depreciation	1,398,147	170,341	18,802	5,177	17,991,834
Foreign exchange losses (gain)	30,437	231,440	(52,808)	5,630	-
Loss From Operations	(6,769,823)	(5,891,935)	(1,458,583)	(1,868,373)	(27,516,565)
Other income (expense)	(58,706)	1,198,705	(136,895)	1,048,380	(2,138,087)
Loss before extraordinary items	(6,711,117)	(4,693,230)	(1,595,478)	(819,993)	(29,654,650))
Loss per Share before Extraordinary items	(0.05)	(0.05)	(0.02)	(0.02)	(0.72)
Gain on forgiveness of Debt, an extraordinary item	Nil	Nil	Nil	18,944,298	Nil
Net income (loss)	(6,711,117)	(4,693,230)	(1,595,478)	18,124,298	(29,654,652)
Net income (loss) per share	(0.05)	(0.05)	(0.02)	0.37	(0.72)
Total Assets	6,268,233	2,739,890	217,834	881,104	7,208,689
Long-Term Debt	Nil	Nil	272,861	504,137	Nil
Cash Dividends per Common Share	Nil	Nil	Nil	Nil	Nil

(1) See ITEM 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

(2) Comparability of results - We operated a long distance telephone communications operation primarily in Canada up to April 7, 1997. We sold all of our operating assets effective April 7, 1997. We settled all our outstanding debt obligations relating to the long distance telephone communications operation and other corporate obligations by agreement with creditors during fiscal 1998. The agreement was reached while under protection from our creditors under the Canadian Companies' Creditors Arrangement Act. We resumed operations in December 1997 with the acquisition of our assets which now comprise our call center business. Fiscal 1998 includes approximately 1 month of operations from the long-distance telephone communications operation and 3 months of operations from our Call Center. Fiscal 1999 includes a full year's operations from our Call Center. Fiscal 2000 includes a full year's operations from the Call Center, 10.5 months of operations from Virtualsellers.com, our internet sales division, and 8.5 months of operations from CallDirect, our catalogue sales division. Fiscal 2001 includes a full year's operations from our Call Center, Virtualseller.com and CallDirect and 9 months of operations of Sullivan Park which was acquired effective June 1, 2000.

Item 7. Management's Discussions and Analysis of Financial Condition and Results of Operation.

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" found under "Item 1. Description of Business".

Our Company

Virtualsellers has made significant progress over the last year. Since the year ended February 29, 2000, we have seen an increase in revenue from $704,918 to $2,580,453. Costs have been on the decline with the expectation of reaching break even on cash flow in the second quarter. Over the past fiscal year, we increased the number of people we employ from 52 to 79. Most of the additions of staff were related to Virtualsellers and TAME.

We continued to concentrate our efforts on the development of TAME by adding many functions that were necessary to make it commercially saleable. We have received awards, acceptance by strategic vendors and have achieved success in using TAME for website development, maintenance and hosting and customized Internet application design and development.

In our Virtualsellers.com division, our employees have learned, evaluated and efficiently used TAME. We built websites, portals and dynamic quote systems using our TAME software. We built software applications for Fortune 500 companies as well as for start-up businesses. We attribute this success to careful choosing of clients and more importantly the efforts of John Urbanowitz in developing a technical team that has the ability to complete such assignments on time and within budget. Virtualsellers.com develops various software applications from binary to high level applications and this continued development work and utilization of TAME adds to the development and sophistication of our TAME software.

Last year, we thought that we could take TAME directly to market by skipping the step of applying our TAME software to a vertical market and demonstrating the ease, functionality and features of our TAME software. We anticipated a multiple order of 500 licenses in the first few months of acquiring the TAME software. Those sales did not happen as expected and accordingly, we are going back to the second step of demonstrating the abilities of our TAME software by applying it to several vertical markets. We are still anticipating a large multiple license order and have moved our goal of 500 licenses to the second quarter of fiscal 2001.

One of those vertical markets is the banking industry, which has been a focus of ours for over a year. We see a bank's commercial customers as a fertile ground for e-commerce and transaction processing. Sullivan Park has developed a marketing plan and is now demonstrating our TAME wizard to banks across the country. We expect that up to 50 banks will purchase the TAME wizard software this year.

Our second vertical market is the healthcare industry. We intend to create a unique health and wellness portal which has the objective of reducing employees' dependence on the healthcare primary delivery systems saving companies money and reducing mobility. We completed the first step in developing our health and wellness portal with the acquisition of the assets of MedWired Corporation.

With TAME supporting these vertical markets, we will have a much better area to demonstrate the abilities of our TAME software and to provide our users with confidence that our TAME software will be around for many years to come.

Our transaction processing revenue has not grown at the pace that we anticipated because of the slow progress of two clients which we anticipated will generate a significant amount of transaction processing revenue. Earlier in the year, we announced an agreement with SportCombine.com whereby we were to build and deploy various e-commerce enabled websites for SportsCombine and handle any required transaction processing. SportsCombine has not yet proceeded with the building of these websites and therefore we have not generated the revenue which we anticipated we would generate from the provision of transaction processing services. In addition, we also announced the completion of a trading exchange portal for SourcExport. Pursuant to our agreement with SourcExport, we were to generate revenues from transaction processing services that we were to provide to the companies that use the SourcExport portal in connection with the operation of their businesses. SourcExport was and still is not able to raise the funds necessary to generate business for the trading exchange portal and therefore we have not realized any transaction processing revenues in connection with this agreement.

Going forward, we plan to expand our sales and marketing efforts in relation to our website development, maintenance and hosting services and customized Internet design, development, deployment and project management services. Virtualsellers has added three sales people and made agreements with several agents. Our target is with Internet service providers, application service providers and venture companies. The venture companies will be taken as incubators with a set cost for one year of services by Virtualsellers.com that is less than a third of the normal charge. We will also receive stock of these venture companies in addition to the cash fees. This allows new companies a quicker time to market at a lower cost with less overhead. This plug and play approach leaves new ventures free to market their product with little concern for technology.

Our call center is opening a new office at the end of May, 2001 which will increase the call center's capacity to nearly 100 customer service representatives in an effort to accomodate the growth that NorthStar has experienced in it's cable and internet services group. During the year, our call center lost one client, which had 8,000 subscribers serviced by the call center, because the client went bankrupt due to limited financial resources and the downturn of the economy. Even though our call center lost 8,000 subscribers from this one client, we were able to still show significant growth in the past year from many small to medium sized clients.

FUTURE OPERATIONS

The consolidated financial statements included in this annual report have been prepared on a going concern basis, which assumes that our company will be able to realize its assets and discharge its obligations in the normal course of business. We recorded net losses of $6,711,117 in 2001, $4,693,230 in 2000 and $1,595,478 in 1999 and have accumulated losses since inception of $107,156,485.

We are attempting to grow our business through acquisitions, marketing and investments in employees, capital assets and technology. We believe that the growth established by these investments will eventually lead to profitable operations. However, there is no guarantee that we will be able to translate our growth into profitable operations.

Our ability to continue as a going concern and to realize the carrying value of our assets is dependent on our ability to obtain additional financing to fund future operations and on our ability to translate our growth into profitable operations. The outcome of these matters cannot be predicted with any certainty at this time.

The consolidated financial statements included in this annual report have been prepared without any adjustments that would be necessary if the Company becomes unable to continue as a going concern and therefore required to realize upon its assets and discharge its liabilities in other than the normal course of operations.

Subsequent to the year end, we raised $1,000,000 through the sale of our equity securities. We sold an aggregate of 4,000,000 common shares at $0.25 per common share.

RESULTS OF OPERATIONS

FISCAL YEAR 2001 COMPARED TO FISCAL YEAR 2000

Revenues for the year ended February 28, 2001 ("Fiscal 2001") of $2,330,453 increased by $1,625,535 or 231% from the revenues of $704,918 reported for the year ended February 28, 2000 ("Fiscal 2000"). Revenues have increased within each of our company's reporting segments.

At our call center division, revenues increased $436,931 to $770,153 in Fiscal 2001 compared to $333,222 for Fiscal 2000. Our call center generates revenue by providing transaction processing and backroom services including inbound and outbound telemarketing, customer and technical support, customer order entry, centralized billing and collection, order fulfillment, customer dispatch functions and other related services. The increase in revenues from the prior year is due to an increase in the number of cable service customers which has been partially offset by lower monthly fees which have declined due to competitive pressures.

We acquired CallDirect Enterprises effective May 15, 1999. Revenues from CallDirect increased to $327,935 in Fiscal 2001 compared to $247,526 for Fiscal 2000. CallDirect generates revenue primarily from the resale of telephone related equipment and secondly, from the resale of products such as multimedia, entertainment, travel, security and computer accessories for offices and residences. The increase in revenue is due to a full year of revenues for Fiscal 2001 compared to nine months for Fiscal 2000 and distributing two catalogues during the course of the year compared to one catalogue in Fiscal 2000.

The e-commerce segment of our company's operations includes VirtualSellers.com, Sullivan Park and our TAME software. We acquired Virtualsellers.com on May 15, 1999 and Sullivan Park on June 1, 2000. Revenues of this segment increased to $1,232,365 for Fiscal 2001 from $124,170 for Fiscal 2000, an increase of $1,108,195.

The e-commerce segment generates revenues from e-commerce transaction processing, website development, maintenance and hosting services and customized Internet design, development, deployment and project management services. Commission revenues from third party product sales were $112,812 in Fiscal 2001 compared to $28,354 in Fiscal 2000. This increase is a result of establishing contracts with a number of new suppliers which has increased sales volumes. Website development, maintenance and hosting services and customized Internet design, development, deployment and project management services have generated revenues of $1,119,553 for Fiscal 2001 up $1,023,737 from Fiscal 2000's revenues of $95,816. This increase is due to an increase in the capital investments made in Fiscal 2000 and 2001, including an increase in the number of employees and acquisitions of equipment and technology. In addition, revenues for Fiscal 2000 included only ten months of revenues from Virtualsellers.com whereas Fiscal 2001 included twelve months of revenues from Virtualsellers.com and seven months of revenues from Sullivan Park. Finally, the e-commerce segment increased its marketing efforts in 2001 in order to increase the volume of its customers.

Direct product costs have increased to $228,497 in Fiscal 2001 from $144,314 in the prior year. The increase is due to an increase in product sales at CallDirect as discussed above. The call center and e-commerce divisions primarily sell services and thus, have no direct product costs.

Selling, general and administrative expenses increased to $7,443,195 from $6,050,758 in Fiscal 2000, an increase of $1,392,437 or 23%. The growth of revenues has resulted in a corresponding increase in expenses. The most substantial selling, general and administrative expense is payroll representing nearly 55% (64% in Fiscal 2000) of these expenses. With the exception of CallDirect, each of the other segments increased the number of employees in order to increase revenues.

Our call center's selling, general and administrative expenses have increased to $908,953 compared to $521,774 in the prior year. This represents an increase of 74% whereas revenue from the segment increased 131%. The call center's primary costs continue to be payroll, telephone, rent and office costs. CallDirect's selling, general and administrative expenses were $310,714, representing primarily payroll, rent, catalogue production and distribution costs. Selling, general and administrative expenses from the e-commerce division for Fiscal 2001 were $3,564,218 compared to $1,510,298 in Fiscal 2000. Payroll, rent, internet and marketing expenses continue to represent the most significant expenditures for the e-commerce division. Corporate general and administrative expenses decreased to $2,714,560 from $3,826,501. This decrease is due primarily to the decrease in non-cash compensation paid to our officers and directions.

Depreciation and amortization increased from $170,341 to $1,398,147, an increase of $1,227,806 or 721%. This increase is a result of the significant capital purchases, primarily in the e-commerce segment, made during Fiscal 2000 and 2001 and the amortization of goodwill acquired on the acquisition of Sullivan Park.

Other income (expense) decreased from income of $1,198,705 in Fiscal 2000 to $58,706 in Fiscal 2001. The most significant item in the Fiscal 2001 net expense balance is a loss on a deposit to acquire the assets of Goldpaint of $60,000. The Goldpaint acquisition did not proceed and the deposit was forfeited. The Fiscal 2000 income was derived from unusual items including the revenue received from the sale of the 'Suncom' trade name of $975,000 and $146,000 received on the sale of former inter-corporate debt and related contingent consideration.

For Fiscal 2001, we recognized a loss of $(6,711,117) or $(0.05) per share, compared to a loss of $(4,693,230) or $(0.05) per share for the Fiscal 2000. This loss is a result of the factors discussed above.

FISCAL YEAR 2000 COMPARED TO FISCAL YEAR 1999

Revenues for Fiscal 2000 of $704,918 increased $529,355, an increase of 302% from the revenues of $175,563 for the year ended February 29, 1999 ("Fiscal 1999"). For Fiscal 1999, the only source of operating revenue came from our call center in Indiana. For Fiscal 2000, the acquisitions of CallDirect and Virtualsellers.com have increased our operating revenue sources to three distinct operations.

At our call center, the annual revenues increased to $333,222 compared to $175,563 for Fiscal 1999, an increase of 90%. The increase in revenues from 1999 is due to an increase in the number of cable service customers.

We acquired CallDirect effective May 15, 1999. Revenues from acquisition to December 31, 1999 totalled $247,526

We acquired Virtualsellers.com effective April 23, 1999. Revenues from acquisition to December 31, 1999 totalled $124,170. Virtualsellers.com recognized $28,354 in commission sales from third party product sales of $225,343 and $95,816 in revenues from website development, maintenance and hosting services.

Direct product costs in Fiscal 2000 were $144,314, compared to direct costs of $0 in Fiscal 1999, an increase of $144,314. This increase was due to the acquisition of CallDirect. The call center and Virtualsellers.com primarily sell services and thus, have no direct product costs. The gross margin earned on the products sold by CallDirect was approximately 42%.

Selling, general and administrative expenses increased to $6,050,758 from $1,668,152 in Fiscal 1999, an increase of $4,382,606 or 263%. Selling, general and administrative expenses at our call center division increased from $287,751 to $521,774. The increase is due to an increase in the number of the call center's customers which increased the number of employees required to service the customers and related costs such as telephone, rent and office costs. Selling, general and administrative expenses at CallDirect were $192,185, consisting primarily of payroll costs, office rent, telephone, printing and postage and delivery expenses. Selling general and administrative expenses at Virtualsellers.com were $1,510,298, consisting primarily of payroll costs, office rent, telephone and internet fees. Corporate general and administrative expenses increased to $3,826,501 from $1,380,401. The increase is due primarily to a $2,153,501 increase in non-cash compensation expense paid to our officers and directors through the issuance of shares and a $302,599 increase in cash expenses including compensation paid to our officers and directors, marketing, travel and entertainment expenses and other administrative expenses.

Depreciation and amortization increased from $18,802 to $170,341, an increase of $151,539 or 806%. The increase is due to the acquisition of the CallDirect and Virtualsellers.com and additions of computer hardware and software at Virtualsellers.com since acquisition.

Other income (expense) increased from an expense of $136,895 in Fiscal 1999 to income of $1,198,705 in Fiscal 2000, an increase of $1,335,600. The increase is due to two unusual items - $975,000 received on the sale of the 'Suncom' trade name and $146,000 received on the sale of former intercorporate debt and related contingent consideration.

For Fiscal 2000, we recognized a loss of $(4,693,230) or $(0.05) per share, compared to a loss of $(1,595,478) or $(0.02) per share for the Fiscal 1999. The increase in the loss is due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As at February 28, 2001, we had net working capital of $379,217, fixed assets of $2,426,397 and goodwill of $2,264,353, resulting in net equity of $5,069,967. We do not have any long-term debt or any other long-term obligations.

During Fiscal 2001, we used $4,602,456 in cash to fund operations compared to $1,443,066 in the prior year. The cash used in operations is primarily the result of the loss from operations of $6,769,823 and reduced for non-cash items including depreciation and amortization and non-cash compensation expenses. We used $1,079,276 to fund investing activities which consisted primarily of capital asset additions at the e-commerce division. Cash of $5,840,150 was obtained during the year from financing activities which consisted primarily of private placements. Overall, cash increased during Fiscal 2001 by $158,418. Cash at February 28, 2001 was $606,262.

We have historically funded operations through the issuance of common share private placements and, in the past, have issued convertible debentures which are convertible into our common shares. We expect to fund future operations and investments through the issuance of common shares through private placements. Subsequent to February 28, 2001, we obtained funds pursuant to private placements in the amount of $1,000,000.

We estimate our cash requirements for capital asset additions for fiscal 2001 to be approximately $200,000. We will continue to search for appropriate acquisitions to compliment its existing operations. Where possible, we will pay for acquisitions through the issuance of our common shares. We anticipate the requirement to issue further private placements during Fiscal 2002 in order to fund operations, capital expenditures and further acquisitions. We cannot guarantee that is will be able to obtain additional financing through private placements.

On April 20, 2001, we acquired certain business assets of MedWired Corporation. Including, customer list, domain name and trademarks, copyrights, and object code and source code for MedWired's Practiceportal software. We paid $50,000 in cash and issued 241,935 common shares at a market value of $0.62 per share of $150,000 in share consideration for total consideration of $200,000.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We do not utilize derivative instruments to manage market related risks. We do not have any long-term debt instruments so our company is not subject to market related risks such as interest or foreign exchange on long-term debt. All of our operations are conducted in the United States except for our catalogue division which is located in Canada. Our catalogue division reported revenues of $327,935 and a segmented operating loss of $272,774 for the year ended February 28, 2001. The net asset position of the catalogue division is not significant and thus, we are not exposed to significant risk of currency loss due to fluctuations in the Canadian and U.S. exchange rates.

Item 8. Financial Statements and Supplementary Data.

Selected Quarterly Data
Fiscal 2000	1st Quarter Fiscal 2000	2nd Quarter Fiscal 2000	3rd Quarter Fiscal 2000	4th Quarter Fiscal 2000	Fiscal 2000
Revenues	$76,598	$250,150	$220,320	$157,850	$704,918
Loss from operations	$(330,390)	$(1,071,543)	$(1,041,046)	$(3,448,956)	$(5,891,935)
Income (loss) for the period	$720,310	$(855,409)	$(1,031,618)	$(3,526,513)	$(4,693,230)
Net income (loss) per share	$0.01	$(0.01)	$(0.01)	$(0.04)	$(0.05)

Fiscal 2001	1st Quarter Fiscal 2001	2nd Quarter Fiscal 2001	3rd Quarter Fiscal 2001	4th Quarter Fiscal 2001	Fiscal 2001
Revenues	$461,439	$683,944	$829,801	$605,269	$2,580,453
Loss from operations	$(1,420,019)	$(2,033,364)	$(1,572,233)	$(1,744,207)	$(6,769,823)
Net income (loss) for the period	$(1,412,101)	$(2,010,567)	$(1,641,085)	$(1,647,364)	$(6,711,117)
Net income (loss) per share	$(0.01)	$(0.02)	$(0.01)	$(0.01)	$(0.05)

Revenues and cost of goods sold previously reported for the first three quarters have been adjusted in accordance with the guidance provided in the SEC Staff Accounting Bulletin 101 for the third party product sales. Previously reported quarterly revenues and cost of sales have been reduced by $39,590, $43,530 and $56,950 for each of the previous three quarters respectively.

Financial Statements Filed as a Part of the Annual Report

Our audited financial statements include:

Consolidated Balance Sheets for the fiscal years ended February 28, 2001 and February 29, 2000

Consolidated Statements of Operations for the fiscal years ended February 28, 2001, February 29, 2000 and February 28, 1999

Consolidated Statement of Stockholders' Equity for the fiscal years ended February 28, 2001, February 29, 2000 and February 28, 1999

Consolidated Statement of Cash Flows for the fiscal years ended February 28, 2001, February 29, 2000 and February 28, 1999

Notes to the Consolidated Financial Statements

Consolidated Financial Statements
(Expressed in United States Dollars)

VirtualSellers.com, inc.

Years ended February 28, 2001, February 29, 2000
and February 28, 1999

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders

VirtualSellers.Com, Inc.

We have audited the accompanying consolidated balance sheets of VirtualSellers.Com, Inc. as at February 28, 2001 and February 29, 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended February 28, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at February 28, 2001 and February 29, 2000 and the results of its operations and its cash flows for each of the years in the three-year period ended February 28, 2001 in accordance with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

United States accounting principles differ in certain significant respects from accounting principles generally accepted in Canada. Application of accounting principles generally accepted in Canada would have affected the amounts reported to the extent summarized in note 18 to the consolidated financial statements.

/s/ KPMG LLP

Chartered Accountants
Vancouver, Canada

April 28, 2001, except as to notes 1 and 17 which are as of May 29, 2001

VIRTUALSELLERS.COM, INC.
Consolidated Balance Sheets
(Expressed in United States Dollars)

	February 28, 2001	February 29, 2000
Assets
Current assets:
Cash and cash equivalents	$606,262	$447,844
Accounts receivable, net of allowance of $122,769 (2000 - nil)	621,516	72,029
Employee receivable	33,609	-
Loan receivable (note 7)	75,000	-
Inventories	36,813	50,850
Prepaid expenses and deposits (note 8)	204,283	242,310
Total current assets	1,577,483	813,033

Fixed assets (note 9)	2,426,397	1,926,857

Goodwill, net of $754,784 accumulated amortization (note 3)	2,264,353	-

Total assets	$6,268,233	$2,739,890

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$1,024,223	$559,730
Accrued liabilities	174,043	133,520
Total current liabilities	1,198,266	693,250

Stockholders' equity:
Common shares, no par value: (note 10)
Authorized:
200,000,000 common shares
Issued and outstanding:
127,834,749 shares in 2001 and 123,011,504 shares in 2000	107,521,482	102,492,038
Shares to be issued (note 3)	4,705,000	-
Accumulated deficit	(107,156,515)	(100,445,398)
Total stockholders' equity	5,069,967	2,046,640

Total liabilities and stockholders' equity	$6,268,233	$2,739,890

Future operations (note 1)
Commitments and contingencies (notes 10(b) and 16)
Subsequent events (note 17)

See accompanying notes to consolidated financial statements.

Approved on behalf of the Board:

/s/ signed
Director

/s/ signed
Director

VIRTUALSELLERS.COM, INC.
Consolidated Statements of Operations and Deficit
(Expressed in United States Dollars)

	Year ended February 28, 2001	Year ended February 29, 2000	Year ended February 28, 1999

Revenue	$2,580,453	$704,918	$175,563

Costs and expenses:
Direct costs	478,497	144,314	-
Selling, general and administrative expenses (schedule)	7,443,195	6,050,758	1,668,152
Depreciation and amortization	1,398,147	170,341	18,802
Foreign exchange losses (gains)	30,437	231,440	(52,808)
	9,350,276	6,596,853	1,634,146

Loss before other expense	(6,769,823)	(5,891,935)	(1,458,583)

Other income (expense):
Sale of trade name (note 14)	-	975,000	-
Interest income and miscellaneous	118,706	77,705	38,897
Loss on deposit to acquire assets	(60,000)	-	-
Loss on sale of equipment	-	-	(5,792)
Write-down of investment	-	-	(170,000)
Gain on sale of CNC and CNT (note 6)	-	146,000	-
	58,706	1,198,705	(136,895)

Loss for the year	$(6,711,117)	$(4,693,230)	$(1,595,478)

Loss per common share (note 2(i))	$(0.05)	$(0.05)	$(0.02)
Weighted average number of shares outstanding	126,934,127	91,556,798	65,748,339

See accompanying notes to consolidated financial statements.

VIRTUALSELLERS.COM, INC.
Consolidated Statements of Stockholders' Equity
(Expressed in United States Dollars)

	Number of common shares	Common share amount	Shares to be issued	Accumulated deficit	Total

Balance, February 29, 1998	53,900,773	$93,965,733	$-	$(94,156,690)	$(190,957)

Shares issued during the year:
For employees' and directors' compensation	5,463,000	646,137	-	-	646,137
Conversion of 1999 series convertible debentures	8,500,000	807,355	-	-	807,355
Exercise of CCAA warrants (note 10(b))	8,183,337	-	-	-	-
Conversion of notes payable	1,050,000	104,897	-	-	104,897
Loss for the year	-	-	-	(1,595,478)	(1,595,478)

Balance, February 28, 1999	77,097,110	95,524,122	-	(95,752,168)	(228,046)

Shares issued during the year:
For employees' and directors' compensation	7,541,888	2,496,669	-	-	2,496,669
Issued on acquisition of VirtualSellers	500,000	50,000	-	-	50,000
Issued on acquisition of Call Direct	1,200,000	202,716	-	-	202,716
Exercise of CCAA warrants (note 10(b))	495,525	-	-	-	-
Conversion of 2000 convertible debentures	11,605,000	1,125,835	-	-	1,125,835
For services received	5,644,335	580,654	-	-	580,654
For cash pursuant to private placements	18,668,837	2,590,493	-	-	2,590,493
Shares returned and cancelled	(51,191)	-	-	-	-
Issued on acquisition of equipment	300,000	87,000	-	-	87,000
Share issue costs	-	(165,451)	-	-	(165,451)
Loss for the year	-	-	-	(4,693,230)	(4,693,230)

Balance, February 29, 2000	123,001,504	102,492,038	-	(100,445,398)	2,046,640

Shares issued during the year: Exercise of CCAA warrants (note 10(b)	1,170,060	-	-	-	-
For cash pursuant to private placements	1,730,375	4,310,800	-	-	4,310,800
For employees' and directors' compensation	1,325,000	754,950	-	-	754,950
For settlement of debt	49,629	19,344	-	-	19,344
For consulting services	388,181	45,000	-	-	45,000
Issued on acquisition of Sullivan Park (note 3)	200,000	375,000	-	-	375,000
Shares to be issued on acquisition of Sullivan Park (note 3)	-	-	2,700,000	-	2,700,000
Shares to be issued for cash received pursuant to private placements	-	-	2,005,000	-	2,005,000
Share issue costs (note 13)	-	(475,650)	-	-	(475,650)
Loss for the year	-	-	-	(6,711,117)	(6,711,117)

Balance, February 28, 2001	127,834,749	$107,521,482	$4,705,000	$(107,156,515)	$5,069,967

See accompanying notes to consolidated financial statements.

VIRTUALSELLERS.COM, INC.
Consolidated Statements of Cash Flows
(Expressed in United States Dollars)

	Year ended February 28, 2001	Year ended February 29, 2000	Year ended February 28, 1999

Cash provided by (used in):

Cash flows provided by (used in) operating activities:
Loss for the year	$ (6,711,117)	$ (4,693,230)	$ (1,595,478)
Items not involving cash:
Non-cash compensation expense	754,950	2,496,669	343,487
Non-cash services and purchases	64,344	580,654	-
Depreciation and amortization	1,398,147	170,341	18,802
Write-down of investment	-	-	170,000
Loss on sale of equipment	-	-	5,792
Gain on sale of subsidiaries	-	(146,000)	-
Change in non-cash operating working capital:
Accounts receivable	(457,353)	17,883	(12,234)
Employee receivable	(33,609)	-	-
Loan receivable	(75,000)	-	-
Prepaid expenses and deposits	38,027	(227,051)	(3,699)
Inventories	14,037	(18,550)	-
Accounts payable	403,595	376,218	12,453
Accrued liabilities	40,523	-	-
Cash flows used in operating activities	(4,563,456)	(1,443,066)	(1,060,877)

Cash flows provided by (used in) investing activities:
Investment	-	-	(170,000)
Acquisition of fixed assets	(1,121,524)	(1,625,827)	(17,802)
Cash acquired on acquisitions	3,248	16,958	-
Other	-	-	5,750
Proceeds on sale of subsidiaries	-	146,000	-
Cash flows used in investing activities	(1,118,276)	(1,462,869)	(182,052)
Cash flows provided by (used in) financing activities:
Issuance of common shares for cash	4,310,800	2,590,493	-
Shares to be issued	2,005,000	-	-
2000 convertible debentures issued	-	852,974	272,861
Share issue costs	(475,650)	(165,451)	-
1999 convertible debentures issued	-	-	303,218
Cash flows provided by financing activities	5,840,150	3,278,016	576,079

Increase (decrease) in cash and cash equivalents	158,418	372,081	(666,851)

Cash and cash equivalents, beginning of year	447,844	75,763	742,614

Cash and cash equivalents, end of year	$ 606,262	$ 447,844	$ 75,763

Non-cash transactions and supplemental disclosures (note 15).

See accompanying notes to consolidated financial statements.

VIRTUALSELLERS.COM, INC.
Notes to Consolidated Financial Statements
(Expressed in United States Dollars)

Years ended February 28, 2001, February 29, 2000 and February 28, 1999

1. Future operations:

These financial statements have been prepared on the going concern basis, which assumes the realization of assets and the settlement of liabilities in the normal course of business. The application of the going concern concept is dependent on the Company's ability to generate future profitable operations and receive continued financial support from its shareholders and from external financing. The Company incurred a loss from operations of $6,711,117 (2000 - $4,693,230) for the year ended February 28, 2001 and has an accumulated deficit of $107,156,515 (2000 - $100,445,398) at February 28, 2001. In addition, at February 25, 2001 the Company has working capital of $379,217. Management is of the opinion that sufficient working capital will be obtained from operations and external financing to meet the Company's liabilities and commitments as they become due. Subsequent to February 25, 2001, the Company has raised $1.0 million external financing through the issuance of private placements (see Note 17(c)). If the Company is unable to obtain sufficient funds for operations, it will be required to reduce operations or liquidate assets.

2. Significant accounting policies:

(a) Basis of presentation:

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Except as disclosed in note 18, these principles do not differ materially from measurement accounting principles generally accepted in the Canada.

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All subsidiaries were acquired from unrelated parties and have been accounted for using the purchase method. Their results of operations have been included from the respective effective dates of acquisition. All significant intercompany balances and transactions have been eliminated.

Canadian subsidiaries	United States subsidiaries

Canadian-American Communications Inc.	Northnet Telecommunications Inc.
Canadian Northstar Transmission Systems Ltd.	eCommerce Solutions Inc.
Preferred Telemanagement Inc. ("PTI")	Sullivan Park, Inc. ("Sullivan Park")
CAM-NET Cellular Inc.

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

VIRTUALSELLERS.COM, INC.
Notes to Consolidated Financial Statements
(Expressed in United States Dollars)

Years ended February 28, 2001, February 29, 2000 and February 28, 1999

2. Significant accounting policies (continued):

(d) Fixed assets:

Fixed assets are recorded at cost. Depreciation is recorded using the straight-line method over the following estimated useful lives:

Asset	Term

Office equipment	5 - 7 years
Computer hardware	3 - 5 years
Computer software	3 - 5 years

Leasehold improvements are depreciated on a straight-line basis over the shorter of the lease term or their estimated useful lives.

(e) Goodwill:

Goodwill represents the excess of the purchase price over the fair values of net identifiable assets acquired, and is being amortized on a straight-line basis over three years.

(f) Impairment of long-lived assets and long-lived assets to be disposed of:

The Company accounts for long-lived assets, which includes fixed assets and goodwill, in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

(g) Revenue recognition:

(i) Call Center division:

The Company recognizes revenue based on monthly per customer transactions for standard services.

(ii) E'Commerce division:

Commissions earned from the sale of third party products ordered from the Company's internet site are generally recognized when the product has been delivered, the fee is fixed and determinable and collection is probable.

The Company recognizes revenue from consulting services relates to website development projects, upon completion of those projects.

VIRTUALSELLERS.COM, INC.
Notes to Consolidated Financial Statements
(Expressed in United States Dollars)

Years ended February 28, 2001, February 29, 2000 and February 28, 1999

2. Significant accounting policies (continued):

(g) Revenue recognition (continued):

(iii) Call Direct Catalogue division (continued):

Revenue is earned when product is delivered to the customer.

(h) Income taxes:

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. When the realization of deferred tax assets is not considered to be more likely than not, a valuation allowance is provided.

(i) Loss per share:

Loss per share has been calculated using the weighted average number of shares outstanding during the year. Diluted loss per share has not been presented for 2001, 2000 or 1999 as the impact of all outstanding convertible securities would be to reduce the loss per share.

(j) Foreign exchange:

As at February 28, 2001, the functional currency of all of the Company's operations is the United States dollar except for its Canadian subsidiaries for which it is the Canadian dollar. Subsidiary amounts originally measured in other than the Company's functional currency are translated to the functional currency by using a current rate method under which assets and liabilities are translated at the exchange rate at the balance sheet date and revenues, expenses, gains and losses are translated at the exchange rate at the dates on which those transactions occurred except that weighted average exchange rate is used to translate normal recurring transactions. Translation adjustments are reported separately and accumulated in a separate component of equity, if material. No translation adjustments have been recorded for the years presented as they are not material.

Balance sheet items denominated in other than the functional currency are translated into the functional currency at exchange rates prevailing at the balance sheet date for monetary items and at exchange rates in effect at the transaction date for non-monetary items. Statement of operations items are translated at actual or average rates prevailing during the year. Gains and losses on translation of balance sheet items are included in operations as incurred.

VIRTUALSELLERS.COM, INC.
Notes to Consolidated Financial Statements
(Expressed in United States Dollars)

Years ended February 28, 2001, February 29, 2000 and February 28, 1999

2. Significant accounting policies (continued):

(k) Use of estimates:

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in preparing these financial statements in conformity with accounting principles generally accepted in the United States. Actual results could differ from those estimates. In these consolidated financial statements, significant areas requiring the use of management estimates relate to the determination of collectibility of accounts receivable, the recoverability of fixed assets and goodwill and rates for depreciation and amortization.

(l) Financial instruments:

The fair values of cash and cash equivalents, amounts receivable, accounts payable and accrued liabilities approximate their carrying values due to the short-term nature of these amounts.

The Company's credit risk is limited to the amounts disclosed on the balance sheet. The Company has no significant concentrations of credit risk as no amounts owing from a single customer or class of customer aggregate greater than 10% of the Company's outstanding accounts receivable.

The Company operates internationally which gives rise to a risk that its earnings and cash flows may be negatively impacted by fluctuations in interest and foreign exchange rates. The Company has not entered into derivation or other financial instruments to hedge these risks.

(m) Stock-based compensation plans:

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations to account for its employee stock options plans. Under this method, compensation expense is recorded on the measurement date, which si generally the date of grant, only if the current market price of the underlying stock exceeds the exercise price. Repriced options granted to employees (note 10(e)) will be accounted for by the variable method, whereby the intrinsic value will be remeasured at each reporting date with any increase in intrinsic value charged against income, until such time as the repriced options are exercised, expire or are otherwise forfeited. SFAS No. 123, "Accounting for Stock-Based Compensation", established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123 for employee stock option grants (note 10(e)). Option grants to non-employees will be recognized at their fair value as the services are provided and the options earned.

VIRTUALSELLERS.COM, INC.
Notes to Consolidated Financial Statements
(Expressed in United States Dollars)

Years ended February 28, 2001, February 29, 2000 and February 28, 1999

2. Significant accounting policies (continued):

(n) Recently adopted accounting standards:

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities", which was amended by SFAS No. 138 and is effective for fiscal years beginning after June 15, 2000. The statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or a liability measured at its fair value. SFAS No. 133 also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Adoption of this standard, which is required by the Company in the quarter commencing March 1, 2001, is not expected to materially impact VirtualSellers.com, Inc. ("VirtualSellers") as at February 28, 2001, the Company does not have any derivative instruments outstanding.

3. Acquisition of the business of Sullivan Park, LLC:

On May 19, 2000, and amended on June 1, 2000, the Corporation entered into an agreement with Sullivan Park to acquire the net assets of Sullivan Park for $2,700,000, payable no later than May 19, 2001 in common shares of VirtualSellers based on the closing market price of the VirtualSellers common shares. On the trading day immediately preceding the earlier of (a) the first anniversary of the date of the Asset Purchase Agreement and (b) the date upon which the Purchase Shares are registered. These shares are to be registered and issued in one instalment on the earlier of (i) May 19, 2001 and (ii) the date at which the shares are registered. In addition, the Company entered into an employment agreement with the managing member of Sullivan Park whereby the managing member will receive a monthly salary of $10,000 and 200,000 common shares of VirtualSellers as a signing bonus. VirtualSellers can terminate the employment agreement by giving three months written notice. As the Corporation acquired control over the net assets of Sullivan Park, the acquisition has been accounted for using the purchase method.

The purchase price is allocated to the identifiable assets acquired and liabilities assumed based upon their fair values at the effective date. The residual balance is allocated to goodwill.

Details of the acquisition are as follows:
Net assets acquired:
Cash	$ 3,248
Accounts receivable	92,134
Fixed assets	21,379
Goodwill	3,019,137
3,135,898

Accounts payable and accrued liabilities	69,898

Net assets acquired	$ 3,075,000

VIRTUALSELLERS.COM, INC.
Notes to Consolidated Financial Statements
(Expressed in United States Dollars)

Years ended February 28, 2001, February 29, 2000 and February 28, 1999

3. Acquisition of the business of Sullivan Park, LLC (continued):

Consideration:
Shares to be issued under acquisition agreement	$2,700,000
Shares to be issued under employment agreement	375,000

3,075,000

If the acquisition of Sullivan Park had occurred at the beginning of each of the periods presented the pro forma results of selected operating accounts of the Company would be as follows:
	2001	2000
Revenues	$ 2,531,134	$910,858
Loss for the year	(6,754,685)	(4,639,009)
Loss per common share	(0.05)	(0.05)

These pro forma results are not necessarily indication of what the results of operations would have been if the acquisition had occurred at the date indicated or what it may be in the future.

4. Acquisition of the business of VirtualSellers.com:

On April 23, 1999, the Company acquired the business of Virtualsellers.com which provides turn-key order processing of electronic commerce transactions for third parties selling goods and services over the Internet. The Company issued 500,000 common shares having a market value of $0.10 per share for $50,000 in share consideration, agreed to pay $170,000 in cash which was settled with the $170,000 which had been previously advanced, and assumed $28,929 in current debt of the vendor for total proceeds of $248,928. This acquisition has been accounted for as a purchase of the business of Virtualsellers.com. under the purchase method with effect from April 23, 1999.

Details of the fair values assigned to the assets acquired and liabilities assumed in the acquisition are as follows:

Assets acquired:
Current assets	$ 6,448
Equipment	72,481
78,929
Liabilities assumed:
Accounts payable and accrued liabilities	28,929
Net assets acquired	50,000
Consideration paid:
Advances to VirtualSellers.com	$ 170,000
Allowance recorded for advances	(170,000)
Shares issued	50,000
$ 50,000

VIRTUALSELLERS.COM, INC.
Notes to Consolidated Financial Statements
(Expressed in United States Dollars)

Years ended February 28, 2001, February 29, 2000 and February 28, 1999

5. Acquisition of the business of CallDirect Enterprises Inc.:

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

Details of the fair values assigned to the assets acquired and liabilities assumed in the acquisition are as follows:

Assets acquired:
Cash	$ 16,958
Other current assets	86,753
Equipment	214,090
317,801
Liabilities assumed:
Accounts payable and accrued liabilities	115,085
Net assets acquired	$202,716
Consideration paid:
Shares issued	$ 202,716

VIRTUALSELLERS.COM, INC.
Notes to Consolidated Financial Statements
(Expressed in United States Dollars)

Years ended February 28, 2001, February 29, 2000 and February 28, 1999

6. Disposal of CNC and CNT:

On April 30, 1997, the Company sold the common shares of its wholly-owned subsidiary, CNC, including CNC's wholly-owned subsidiary, CNT, for cash proceeds of $2,218,000 (CDN $3,070,000). After deducting commissions paid on the sale of $43,000 (CDN $60,000), the Company realized a gain on the sale of approximately $2,175,000 (CDN $3,010,000).

Additional contingent consideration was to be receivable to the extent of 15% of CNC's consolidated net income for each fiscal year of CNC commencing 36 months after April 30, 1997 but limited to the amount of intercorporate loans owing to the Company by CNC and CNT at the time of the sale of approximately $95,600,000. Contingent consideration was to be recorded when the amounts were determinable. The first $500,000 of contingent consideration received was to be payable to a secured creditor as a term of the CCAA proceedings from 1997. Any additional amounts were to be available to the Company.

During fiscal 2000, the Company sold its right to the contingent consideration and related loans for $390,000 (CDN $575,000). By agreement with the secured creditor, the Company paid cash of $244,000 (CDN $360,000) to the secured creditor and retained $146,000 (CDN $215,000).

7. Loan receivable:

Amount is due July 19, 2001, with option on the part of the payor to extend to January 19, 2002, with interest at prime plus 2% per annum.

8. Prepaid expenses and deposits:

	2001	2000

Prepaid expenses	$ 194,735	$ 221,386
Deposits	9,548	20,924
	$ 204,283	$ 242,310

9. Fixed assets:

2001	Cost	Accumulated depreciation	Net book value

Office equipment	$ 1,206,468	$ 400,936	$ 805,532
Computer hardware	1,778,828	426,656	1,352,172
Computer software	84,617	38,163	46,454
Leasehold improvements	311,301	89,062	222,239
	$ 3,381,214	$ 954,817	$ 2,426,397

VIRTUALSELLERS.COM, INC.
Notes to Consolidated Financial Statements
(Expressed in United States Dollars)

Years ended February 28, 2001, February 29, 2000 and February 28, 1999

9. Fixed assets (continued):

2000	Cost	Accumulated depreciation	Net book value

Office equipment	$ 886,016	$ 153,031	$ 732,985
Computer hardware	958,275	99,918	858,357
Computer software	126,603	27,882	98,721
Leasehold improvements	262,564	25,770	236,794

	$ 2,233,458	$ 306,601	$ 18,926,857

10. Share capital:

(a) Authorized:

200,000,000 common stock without par value
150,000,000 class A preference stock without par value
150,000,000 class B preference stock without par value

(b) Commitments to issue common shares:

The Company has committed to issue 13,000,000 shares to former creditors under a reorganization plan. As at February 28, 2001, 9,849,022 (2000 - 8,678,862; 1999 - 8,183,337) shares have been issued to creditors leaving an outstanding commitment to issue 3,150,978 (2000 - 4,321,135; 1999 - 4,816,663).

(c) Reduction of common share stated capital:

On August 22, 1996, the shareholders of the Company passed a special resolution to reduce the stated capital of the Company's common shares by $86,729,000 (CDN $117,535,000). For accounting purposes, the recorded amounts for common shares and deficit have not been adjusted.

(d) Warrants:

At February 28, 2001, the Company has 361,710 share purchase warrants outstanding which expire on April 26, 2001. Each warrant entitles the holder to purchase one common share for CDN $1.50. The Company also has 1,000,000 share purchase warrants outstanding which expire on June 30, 2001. Each warrant entitles the holder to purchase one common share for CDN $1.00.

(e) Stock options:

The Company has a stock option plan, which allows the Company, at the discretion of the Board of Directors, to issue options to employees, directors and consultants to purchase common shares of the Company. Stock purchase options are granted having exercise prices based on the market price at the date of grant. The stock options expire at various dates ranging from May 19, 2010 to March 6, 2011. The stock options vest in accordance with each individual stock option agreement.

VIRTUALSELLERS.COM, INC.
Notes to Consolidated Financial Statements
(Expressed in United States Dollars)

Years ended February 28, 2001, February 29, 2000 and February 28, 1999

10. Share capital (continued):

(e) Stock options (continued):

The following summarizes changes in stock options for the last three reporting periods:

	2001		2000		1999
	Shares	Weighted average exercise price	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Outstanding, beginning of year	100,000	$ 1.28	100,000	$ 1.28	100,000	$ 1.28
Granted	7,952,500	0.56	-	-	-	-
Forfeited	(100,000)	1.28	-	-	-	-

Outstanding, end of year	7,952,500	$ 0.56	100,000	$ 1.28	100,000	$ 1.28

The following summarizes the repricing of options during the year. The above weighted average exercise prices reflect the revised exercise prices:

Number of shares	Initial exercise price	New exercise price

5,755,000	$1.31	$ 0.56
300,000	0.71	0.56

The Company has the following stock purchase options outstanding and vested at February 28, 2001:

	Number	Price	Expiry

Employee	15,000	$ 0.56	May 19, 2010
Employee	60,000	0.40	June 28, 2010
Employee	4,762,500	0.56	July 28, 2010
Employee	25,000	0.56	August 29, 2010
Director	1,000,000	0.56	August 31, 2010
Directors	300,000	0.56	September 25, 2010
Employee	1,000,000	0.56	October 23, 2010
Employees/directors	650,000	0.56	November 1, 2010
Employees	140,000	0.56	January 2, 2011

On March 3, 2001, 1,500,000 of the above options were repriced to $0.40. On March 7, 2001, 950,000 of the above options were repriced to $0.40.

VIRTUALSELLERS.COM, INC.
Notes to Consolidated Financial Statements
(Expressed in United States Dollars)

Years ended February 28, 2001, February 29, 2000 and February 28, 1999

10. Share capital (continued):

(f) Issuance of shares for non-monetary consideration:

Shares issued for employee and director compensation, to third parties for services rendered, for settlement of debt and for the acquisition of assets or businesses are recorded based upon the market trading value of the shares at the date of the related agreements to issue the shares.

(g) Stock-based compensation:

As disclosed in note 2(m), the Company applies the intrinsic value principles of APB Opinion No. 25 in accounting for the Plan. As options are granted having exercise prices based on the market price at the date of the grant, no compensation cost has initially been recognized for stock options granted in these financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below. If the fair value method had been used compensation for stock options granted to directors, officers and employees of $8,629,883 (2000 - nil; 1999 - nil) would have been recorded, increasing the reported loss by such amount. Accordingly, the pro forma loss and loss per share for fiscal 2001 would be $15,341,000 and $0.12. There were no options issued in fiscal 2000 and 1999.

The fair value of options granted during the year was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rate of 6%; no annual dividends; expected lives equal to one-half the option lives; and volatility of 131%.

11. Income taxes:

Loss before income taxes consists of the following:

	2001	2000	1999
Canada	$ (2,943,317)	$ (3,009,047)	$ (1,595,478)
United States	$ (3,767,800)	$ (1,684,183)	$ (134,509)
	$ (6,711,117)	$ (4,693,230)	$ (1,595,478)

VIRTUALSELLERS.COM, INC.
Notes to Consolidated Financial Statements
(Expressed in United States Dollars)

Years ended February 28, 2001, February 29, 2000 and February 28, 1999

11. Income taxes (continued):

Income tax recovery attributable to loss from operations differs from the amounts computed by applying the combined federal and provincial income tax rate of approximately 45.6% to loss before taxes as a result of the following:

	2001	2000	1999

At statutory rates	(2,653,000)	(2,074,000)	(728,000)
Losses and other timing differences not tax affected	2,348,000	1,821,000	723,000
Non-deductible items and other	305,000	253,000	5,000

	$ -	$ -	$ -

The tax effects of temporary differences that give rise to significant portions of the future tax assets and liabilities are as follows:

	2001	2000
Future tax assets: Canada:
Net operating losses carryforward	$ 6,816,134	$ 5,438,771
Other	350,000	370,265

United States
Net operating losses carryforward	1,735,858	566,504
	8,901,992	6,375,540

Valuation allowance	(8,901,992)	(6,375,540)
Net future tax assets	$ -	$ -

VIRTUALSELLERS.COM, INC.
Notes to Consolidated Financial Statements
(Expressed in United States Dollars)

Years ended February 28, 2001, February 29, 2000 and February 28, 1999

11. Income taxes (continued):

As at February 28, 2001, the Company has accumulated losses for tax purposes of approximately $19,394,959 which may be carried forward to reduce taxable income in future years. These losses may be claimed no later than:

	Canada	United States
2001	$ 430,713	$ -
2002	2,479,413	-
2003	2,049,319	-
2004	1,733,883	-
2005	2,349,665	-
2006	3,074,788	-
2007	-	-
2008	2,803,317	-
2020	-	1,460,061
2021	-	3,013,800
	$ 14,921,098	$ 4,473,861

12. Segmented information:

The Company has three operating segments - a call center division, a catalogue division ("CallDirect") and an e'commerce division ("VirtualSellers.com"). The call center and e'commerce segments are located in the United States and the catalogue segment is located in British Columbia, Canada. The e'commerce and catalogue segments were acquired in fiscal 2000. The Company had one operating segment in 1999 - the Call Center. Segmented information for the year ended February 28, 2001 and for the year ended February 29, 2000 is as follows:

Operating segments:

2001	Call Center segment	Catalogue segment	e'commerce segment	Total
Gross revenue	$770,153	$327,935	$1,482,365	$2,580,453
Segment loss	$169,729	$272,774	$3,598,071	4,040,574
Corporate	-	-	-	2,670,543
Loss for the year				$ 6,711,117
Segment assets	$ 314,273	$ 124,121	$4,953,503	$ 5,391,897
Corporate assets	-	-	-	876,336
Total assets				$ 6,268,233

VIRTUALSELLERS.COM, INC.
Notes to Consolidated Financial Statements
(Expressed in United States Dollars)

Years ended February 28, 2001, February 29, 2000 and February 28, 1999

12. Segmented information (continued):

Operating segments (continued):

2001	Call Center segment	Catalogue segment	e'commerce segment	Total
Fixed assets additions:
Fixed assets	$ 134,175	$ 278	$982,238	$ 1,116,691
Corporate	-	-	-	4,833
				$ 1,121,524
Depreciation and amortization expense:
Fixed assets	$ 31,162	$ 111,076	$ 495,346	$ 637,584
Goodwill	-	-	-	754,784
Corporate assets	-	-	-	5,779
				$ 1,398,147
2000	Call Center segment	Catalogue segment	e'commerce segment	Total
Gross revenue	$ 333,222	$ 247,526	$ 124,170	$ 704,918
Segment loss	$ 212,625	$ 120,368	$ 1,491,558	$ 1,824,551
Corporate	-	-	-	2,888,679
Loss for the year				$ 4,693,230
Segment assets	$ 155,618	$ 268,048	$ 1,814,034	$ 2,255,700
Corporate assets	-	-	-	484,190
Total assets				$ 2,739,890
Fixed asset additions:
Fixed assets	$ 52,845	$ 1,191	$ 1,571,791	$ 1,625,827
Corporate	-	-	-	-
				$ 1,625,827
Deprecation and amortization expense:
Fixed assets	$ 23,356	$ 39,553	$ 107,432	$ 170,341
Corporate assets	-	-	-	-
				$ 170,341

VIRTUALSELLERS.COM, INC.
Notes to Consolidated Financial Statements
(Expressed in United States Dollars)

Years ended February 28, 2001, February 29, 2000 and February 28, 1999

12. Segmented information (continued):

Geographic segments:

2001	Canada	United States	Total
Gross revenue	$ 327,935	$ 2,002,518	$ 2,330,453
Location of assets:
Fixed assets	$ 60,790	$ 2,365,607	$ 2,426,397
Goodwill	-	2,264,353	2,264,353

13. Related party transactions:

Payments totalling $475,650 were made to the President and Concept 10 Inc. during the year ended February 28, 2001 (2000 - $267,000; 1999 - nil) for services rendered in connection with private placements of common shares.

14. Sale of trade name:

During fiscal 2000, the Company settled a dispute with a third party over the Company's former trade name, Suncom Telecommunications. The Company received $975,000 in cash in consideration for transferring the trade name to the third party. In conjunction with this settlement, the Company changed its name to VirtualSellers.com, Inc.

15. Non-cash transactions and supplemental disclosures:

The Company had the following material non-cash transactions:

	2001	2000	1999
Issuance of shares for:
Employee and director compensation	$ 754,950	$ 2,496,669	$ 646,137
Acquisition of Sullivan Park, LLC (note 3)	375,000	-	-
Acquisition of equipment	39,000	87,000	-
Settlement of debt	19,344	-	-
Services received	6,000	580,654	-
Conversion of debentures and notes payable	-	1,125,835	912,252
Acquisition of VirtualSellers (note 4)	-	50,000	-
Acquisition of Call Direct (note 5)	-	202,716	-

	$ 1,193,294	$ 4,542,874	$ 1,558,389

VIRTUALSELLERS.COM, INC.
Notes to Consolidated Financial Statements
(Expressed in United States Dollars)

Years ended February 28, 2001, February 29, 2000 and February 28, 1999

15. Non-cash transactions and supplemental disclosures (continued):

In addition, the Company is committed to issue $2,700,000 in common shares for the acquisition of Sullivan Park (note 3).

Interest of $8,913 (2000 - nil; 1999 - $14,475) was paid in the year. No income taxes were paid in the years presented.

16. Commitments and contingencies:

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

(b) Operating leases:

The Company is committed to annual office and equipment rental payments for the next four years as follows:

2002	$284,732
2003	267,112
2004	257,500
2005	65,00

$ 874,344

17. Subsequent events:

(a) On April 20, 2001, the Company acquired certain business assets of MedWired Corporation. The Company paid $50,000 in cash and issued 241,935 common shares at a market value of $0.62 per share for $150,000 in share consideration for total consideration of $200,000.

(b) On April 24, 2001, the Company issued a further 1,490,000 options to employees and directors entitling the employees and directors to acquire 1,490,000 common shares of the Company at $0.40 per share expiring on April 24, 2011.

(c) To May 29, 2001, the Company has received $1.0 million in common share subscriptions for the issuance of 4,000,000 common shares.

VIRTUALSELLERS.COM, INC.
Notes to Consolidated Financial Statements
(Expressed in United States Dollars)

Years ended February 28, 2001, February 29, 2000 and February 28, 1999

18. Reconciliation of United States to Canadian generally accepted accounting principles ("GAAP"):

These financial statements are prepared in accordance with US GAAP, the measurement principles of which do not differ materially from Canadian GAAP with respect to the accounting policies and disclosures in these financial statements, except as follows:

Under US GAAP, a reduction in an accumulated deficit with a corresponding reduction in common share stated capital is only permitted in limited circumstances. Under Canadian GAAP, a reduction in an accumulated deficit with a corresponding reduction in common share stated capital is permitted if approved by the shareholders of the Company. On August 22, 1996, the shareholders of the Company passed a special resolution to reduce the stated capital of the Company's common shares by $86,729,000 (CDN - $117,535,000). As a result, under Canadian GAAP, common stock and accumulated deficit would be reduced by $86,729,000 for all years presented.

VIRTUALSELLERS.COM, INC.

Consolidated Schedule of Selling, general and Administrative Expenses

(Expressed in United States Dollars)
	Year ended February 28, 2001	Year ended February 29, 2000	Year ended February 28, 1999
Cash wages and benefits	$3,279,974	$ 1,392,763	$ 35,578
Non-cash wages and benefits	754,950	2,496,669	646,137
Rent, utilities and property taxes	498,867	451,428	98,253
Marketing and advertising	469,431	292,654	236,108
Office and sundry	419,043	230,490	126,588
Internet	409,341	126,787	-
Consulting fees	264,792	248,121	41,968
Accounting and legal	235,256	293,686	211,963
Insurance	220,370	100,773	65,403
Travel and promotion	205,143	129,076	94,055
Telephone	175,437	105,897	32,871
Printing	157,464	41,514	12,569
Bad debts	156,095	4,248	22,833
Billing system fees	76,359	30,723	11,720
Equipment rental	61,651	51,479	5,203
Bank charges and interest	26,913	23,266	14,873
Automobile	25,304	17,164	10,768
Subscriptions and dues	5,808	6,836	719
Licences, taxes and dues	996	7,184	350
Commissions	-	-	193

	$ 7,443,195	$ 6,050,758	$ 1,668,152

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

PART III

Certain information required by Part III is incorporated by reference in this annual report on Form 10-K from our definitive proxy statement for our 2001 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

Item 10. Directors and Executive Officers of the Registrant.

The information required by this Item is incorporated by reference from our definitive proxy statement for our 2001 Annual Meeting of Shareholders.

Item 11. Executive Compensation.

The information required by this Item is incorporated by reference from our definitive proxy statement for our 2001 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The information required by this Item is incorporated by reference from our definitive proxy statement for our 2001 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions.

The information required by this Item is incorporated by reference from our definitive proxy statement for our 2001 Annual Meeting of Shareholders.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

Reports of Form 8-K

On December 6, 2000, we filed a current report on Form 8-K in connection with our acquisition of the assets of Goldpaint Internet Services, Inc. We had entered into an agreement, dated August 30, 2000 and effective November 21, 2000, whereby we had purchased all of the assets of Goldpaint, which included 67 web hosting contracts, seven web programming and web design contracts and certain computer hardware, software and office equipment. We were to issue 200,000 shares as consideration for the assets. On February 5, 2001, we filed a current report on Form 8-K announcing that we had rescinded our agreement with Goldpaint because the value of the assets were not as had been represented to us by Goldpaint.

Subsequent to the year ended February 28, 2001, on April 24, 2001, we filed a current report on Form 8-K announcing our acquisition of certain assets of Medwired Corporation, including the copyright, object code and source code for MedWired's Practiceportal software, certain registered and unregistered trade or brandnames, domain names and trademarks and MedWired's Customer List for a purchase price of $200,000, which we paid in the following form: $150,000 worth of our capital stock, issued at a deemed value of $0.62 per share (the fair market value of our stock at February 27, 2001) for an aggregate of 241,935 common shares, and $50,000 in cash. When we acquired these assets, MedWired owed approximately $371,772 to Nupremis, Inc., who held a possessory lien on the Practiceportal software. As a result, we entered into a separate agreement with MedWired and Nupremis, pursuant to which Nupremis assigned MedWired's debt to us and released its lien on the Practiceportal software in exchange for a portion (201,613) of the 241,935 common shares that we agreed to issue to Medwired. Thus, pursuant to the terms of both the Letter Agreement and the separate Agreement with Nupremis and Medwired, we agreed to issue an aggregate of 241,935 common shares, 201,613 shares to Nupremis and 40,322 shares to MedWired. Also pursuant to the Agreement with Nupremis and Medwired, Nupremis agreed to modify the Practiceportal software (which is presently configured to run on a three-server system) to fit on a one-server system for a fee of $10,000 and to provide us with web hosting services for the Practiceportal software on a one-server system for a monthly fee of $2,250.

Exhibits

The following exhibits are filed as part of or incorporated by reference into this Form 10-K.

Exhibit Number and Exhibit Title

(3) Articles of Incorporation and Bylaws

(all of the exhibits listed under "Articles of Incorporation and Bylaws" are incorporated by reference from our Form 10-K Annual Report filed on June 16, 2000)

3.1 Certificate of Continuance, dated January 11, 1991

3.2 Certificate of Amendment, dated June 14, 1995

3.3 Certificate of Amendment, dated September 14, 1995

3.4 Certificate of Amendment, dated December 22, 1995

3.5 Certificate of Amendment, dated March 23, 1999

3.6 Certificate of Amendment, dated May 31, 1999

3.7 Certificate of Amendment, dated July 18, 1997

3.8 By-laws of Virtualsellers.com, Inc.

(10) Material Contracts

10.1 Joint Venture Agreement between the Company and IMC (Internet Marketing Consortium)/Cable Print Network Marketing, Inc., dated March 14, 2000 (incorporated by reference from our Form 10-Q Quarterly Report filed on July 14, 2000)

10.2 Co-operative Marketing Agreement between the Company and Rockwell Electronic Commerce Corporation, dated March 15, 2000 (incorporated by reference from our Form 10-Q Quarterly Report filed on July 14, 2000)

10.3 Asset Purchase Agreement between the Company and Sullivan Park LLC, dated for reference May 19, 2000 (closing date June 1, 2000) (incorporated by reference from the Company's Form 8-K filed on June 15, 2000)

10.4 Incubation Services Agreement between the Company and Sullivan Park LLC, dated June 16, 2000 (incorporated by reference from our Form 10-Q Quarterly Report filed on October 17, 2000)

10.5 Asset Purchase Agreement between Virtualsellers.com, Inc. and GoldPaint Internet Services Inc., dated August 30, 2000 (incorporated by reference from the Form 8-K filed on December 6, 2000)

10.6 Intellectual Property Assignment between Virtualsellers.com, Inc. and GoldPaint Internet Services, Inc., dated October 1, 2000 (incorporated by reference from the Form 8-K filed on December 6, 2000)

10.7 Assignment and Assumption Agreement between Virtualsellers.com, Inc. and GoldPaint Internet Services, Inc., dated October 1, 2000 (incorporated by reference from the Form 8-K filed on December 6, 2000)

10.8 Consulting Agreement between Virtualsellers.com, Inc. and VME Corp., dated November 16, 1999 (incorporated by reference from our Form 10-Q Quarterly Report filed on January 16, 2001)

10.9 Agreement between Virtualsellers.com, Inc. and DailyMetalQuotes.com, dated September 27, 2000

10.10 Amending Agreement between Virtualsellers.com, Inc. and Dennis Sinclair, dated March 1, 2001

10.11 Agreement between Virtualsellers.com, Inc. and Ibridge Network Inc., dated February 27, 2001

10.12 Consulting Agreement between Virtualsellers.com, Inc. and Shannon Squyres, dated March 1, 2001

10.13 Agreement between Virutalsellers.com, Inc. and Market Pathways Inc., dated January 1, 2001

10.14 Letter Agreement between Virtualsellers.com, Inc. and Medwired Corporation, dated March 1, 2001 (incorporated by reference from our Form 8-K filed on April 24, 2001)

10.15 Agreement between Virtualsellers.com, Inc., Medwired Corporation and Nupremis, Inc., dated April 20, 2001 (incorporated by reference from our Form 8-K filed on April 24, 2001

10.16 Promissory Note in favor of Virtualsellers.com, Inc. by Sportscombine.com, Inc., dated January 19, 2001

(21) Subsidiaries

21.1 Canadian-American Communications Inc.

21.2 Canadian Northstar Transmission Systems Ltd.

21.3 Preferred Telemanagement Inc. (formerly Suncom Telemanagement Inc.)

21.4 CAM-NET Cellular Inc. (formerly Direct Advantage, Inc. and Invoice Reduction Services, Inc.

21.5 NorthNet Telecommunications Inc. (d.b.a. NorthStar Telesolutions)

21.6 eCommerce Solutions Inc. (d.b.a. VirtualSellers.com)

21.7 Sullivan Park Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIRTUALSELLERS.COM, INC.

By: /s/ Dennis Sinclair
Dennis Sinclair, President, CEO and Director

Date: May 29, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Dennis Sinclair
Dennis Sinclair, President, CEO and Director

Date: May 29, 2001

By: /s/ Mel Baillie
Mel Baillie, Director

Date: May 29, 2001

By: /s/ Grayson Hand
Grayson Hand, Director

Date: May 29, 2001

By: /s/ Raymond Mol
Raymond Mol, Director

Date: May 29, 2001

By: /s/ Robert Watson
Robert Watson, Secretary

Date: May 29, 2001

By: /s/ Pierre Prefontaine
Pierre Prefontaine, Director

Date: May 29, 2001