Form 10-K/A
period 2001-02-28
VIRTUALSELLERS COM INC
filed 2001-06-01
CIK 790948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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


Selected Consolidated Financial Data(1)(2)
(Stated in U.S. Dollars)

Fiscal Year Ended February 29 (28)

	2001	2000	1999	1998	1997
Revenue	2,580,453	704,918	175,563	920,532	28,108,269
Direct Costs	478,497	144,314	Nil	588,316	24,960,670
Selling, general and Administrative	7,443,195	6,050,758	1,668,152	2,201,042	12,672,330
Depreciation	1,398,147	170,341	18,802	5,177	17,991,834
Foreign exchange losses (gain)	30,437	231,440	(52,808)	5,630	-
Loss From Operations	(6,769,823)	(5,891,935)	(1,458,583)	(1,868,373)	(27,516,565)
Other income (expense)	(58,706)	1,198,705	(136,895)	1,048,380	(2,138,087)
Loss before extraordinary items	(6,711,117)	(4,693,230)	(1,595,478)	(819,993)	(29,654,650))
Loss per Share before Extraordinary items	(0.05)	(0.05)	(0.02)	(0.02)	(0.72)
Gain on forgiveness of Debt, an extraordinary item	Nil	Nil	Nil	18,944,298	Nil
Net income (loss)	(6,711,117)	(4,693,230)	(1,595,478)	18,124,298	(29,654,652)
Net income (loss) per share	(0.05)	(0.05)	(0.02)	0.37	(0.72)
Total Assets	6,268,233	2,739,890	217,834	881,104	7,208,689
Long-Term Debt	Nil	Nil	272,861	504,137	Nil
Cash Dividends per Common Share	Nil	Nil	Nil	Nil	Nil


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

RESULTS OF OPERATIONS

FISCAL YEAR 2001 COMPARED TO FISCAL YEAR 2000

 Revenues for the year ended February 28, 2001 ("Fiscal 2001") of $2,580,453 increased by $1,875,535 or 266% from the revenues of $704,918 reported for the year ended February 28, 2000 ("Fiscal 2000"). Revenues have increased within each of our company's reporting segments.

At our call center division, revenues increased $436,931 to $770,153 in Fiscal 2001 compared to $333,222 for Fiscal 2000. Our call center generates revenue by providing transaction processing and backroom services including inbound and outbound telemarketing, customer and technical support, customer order entry, centralized billing and collection, order fulfillment, customer dispatch functions and other related services. The increase in revenues from the prior year is due to an increase in the number of cable service customers which has been partially offset by lower monthly fees which have declined due to competitive pressures.

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

VIRTUALSELLERS.COM, INC.
Notes to Consolidated Financial Statements
(Expressed in United States Dollars)

Years ended February 28, 2001, February 29, 2000 and February 28, 1999

12. Segmented information (continued):

Geographic segments:


2001	Canada	United States	Total
Gross revenue	$ 327,935	$2,252,518	$ 2,580,453
Location of assets:
Fixed assets	$ 60,790	$ 2,365,607	$ 2,426,397
Goodwill	-	2,264,353	2,264,353


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