Form 10-Q
period 2001-05-31
VIRTUALSELLERS COM INC
filed 2001-07-16
CIK 790948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2001

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________________ to _________________________________

Commission File Number: 000-14356

VIRTUALSELLERS.COM, INC.
(Exact name of registrant as specified in its charter)

Canada
(State or other jurisdiction of incorporation or organization)

911353658
(I.R.S Employer Identification No.)

Suite 1000 - 120 North LaSalle Street, Chicago, IL, 60602
(Address of principal executive offices and Zip Code)

(312) 920-9120
(Registrant's telephone number, including area code)

not applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

As of July 1, 2001, there were 132,272,172 shares of the Registrant's common shares issued and outstanding.

PART I FINANCIAL INFORMATION

ITEM 1 Financial Statements

DISCLOSURE

To: The Shareholders of
VirtualSellers.com, Inc.

It is the opinion of management that the interim financial statements for the quarter ended May 31, 2001 include all adjustments necessary in order to ensure that the financial statements are not misleading.

Chicago, Illinois
Date: July 16, 2001

/s/ Dennis Sinclair
Director of Virtualsellers.com, Inc.

Consolidated Financial Statements

(Expressed in United States Dollars)

VIRTUALSELLERS.COM, INC.

Three months ended May 31, 2001 and 2000

(Unaudited)

VIRTUALSELLERS.COM, INC.

Consolidated Balance Sheets
(Unaudited)
(Expressed in United States Dollars)
	May 31, 2001	February 28, 2001
Assets
Current assets:
Cash and cash equivalents	$264,361	$606,262
Accounts receivable, net of allowance of $122,769 (February 28, 2001 - $197,769)	591,889	621,516
Employee receivable	35,127	33,609
Loan receivable	75,000	75,000
Inventories	301,776	36,813
Prepaid expenses and deposits	155,454	204,283
Total current assets	1,423,607	1,577,483
Fixed assets	2,550,928	2,426,397
Goodwill (note 7 (b))	2,043,519	2,264,353
Total assets	$6,018,054	$6,268,233
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$919,873	$1,024,223
Accrued liabilities	443,087	174,043
Total current liabilities	1,362,960	1,198,266

Stockholders' equity:
Common shares, no par value: (note 2)
Authorized: 200,000,000 common shares Issued and outstanding: 127,931,684 shares at May 31, 2001 and 127,234,749 shares at February 28, 2001	107,613,482	107,521,482
Shares to be issued	5,790,000	4,705,000
Additional paid-in capital	58,000
Accumulated deficit	(108,806,388)	(107,156,515)
Total stockholders' equity	4,655,094	5,069,967
Total liabilities and stockholders' equity	$6,018,054	$6,268,233

See accompanying notes to consolidated financial statements.

Approved on behalf of the Board:

/s/ signed
Director

/s/ signed
Director

VIRTUALSELLERS.COM, INC.

Consolidated Statements of Operations and Deficit
(Unaudited)
(Expressed in United States Dollars)
	Three months ended May 31,
	2001	2000
Revenue	$688,266	$461,439
Costs and expenses:
Direct costs	243,107	121,810
Selling, general and administrative expenses	1,677,437	1,645,829
Depreciation and amortization	408,222	113,819
	2,328,766	1,881,458
Loss before other income (expense)	1,640,500	1,420,019

Other income (expense):
Interest revenue	3,742	-
Miscellaneous	(13,115)	7,918
	(9,373)	7,918
Loss for the period	$(1,649,873)	$(1,412,101)
Loss per common share (note 1(b))	$(0.01)	$(0.01)
Weighted average number of shares outstanding	127,837,249	125,468,491

See accompanying notes to consolidated financial statements.

VIRTUALSELLERS.COM, INC.

Consolidated Statements of Stockholders' Equity
(Unaudited)
(Expressed in United States Dollars)
	Number of common shares	Common share amount	Shares to be issued/ Additional Paid In Capital	Accumulated deficit	Total
Balance, February 29, 2000	123,001,504	$102,492,038	$-	$(100,445,398)	$2,046,640
Shares issued during the year:
Exercise of CCAA warrants	1,170,060	-	-	-	-
For cash pursuant to private placements	1,730,375	4,310,800	-	-	4,310,800
For employees' and directors' compensation	1,295,000	754,950	-	-	754,950
For settlement of debt	49,629	19,344	-	-	19,344
For consulting services	388,181	45,000	-	-	45,000
Issued on acquisition of Sullivan Park	200,000	375,000	-	-	375,000
Shares to be issued on acquisition of Sullivan Park	-	-	2,700,000	-	2,700,000
Shares to be issued for cash received pursuant to private placements	-	-	2,005,000	-	2,005,000
Share issue costs	-	(475,650)	-	-	(475,650)
Loss for the year	-	-	-	(6,711,117)	(6,711,117)
Balance, February 28, 2001	127,834,749	107,521,482	4,705,000	(107,156,515)	5,069,967
Shares issued during the period:
Issued on acquisition of Med Wire	241,935	150,000	-	-	150,000
Shares to be issued for cash received pursuant to private placements	-	-	1,085,000	-	1,085,000
Shares returned to treasury and cancelled	(145,000)	(58,000)	58,000	-	-
Loss for the period	-	-	-	(1,649,873)	(1,649,873)
Balance, May 31, 2001	127,931,684	$107,613,482	$5,848,000	$(108,806,388)	$4,655,094

See accompanying notes to consolidated financial statements.

VIRTUALSELLERS.COM, INC.

Consolidated Statements of Cash Flow
(Unaudited)
(Expressed in United States Dollars)
	Three months ended May 31,
	2001	2000
Cash provided by (used in):

Operating activities:
Loss for the period	$(1,649,873)	$(1,412,101)
Items not involving cash:
Non-cash compensation expense	-	200,000
Non-cash services and purchases	-	8,112
Depreciation and amortization	408,222	113,819
Change in non-cash operating working capital:
Accounts receivable	29,627	(406,181)
Employee receivable	(1,518)	-
Prepaid expenses and deposits	48,829	44,772
Inventories	(264,963)	9,775
Accrued liabilities and accrued liabilities	164,694	129,739
	(1,264,982)	(1,312,065)
Investing activities:
Acquisition of equipment	(161,919)	(225,759)

Financing activities:
Issuance of common shares for cash	-	4,233,350
Cash received on shares to be issued	1,085,000	-
Share issue costs	-	(450,000)
	1,085,000	3,783,350
Increase (decrease) in cash and cash equivalents	(341,901)	2,245,526
Cash and cash equivalents, beginning of year	606,262	447,844
Cash and cash equivalents, end of year	$264,361	$2,693,370

Non-cash transactions and supplemental disclosures (note 6).

See accompanying notes to consolidated financial statements.

VIRTUALSELLERS.COM, INC.

Notes to Consolidated Financial Statements
(Unaudited)
(Expressed in U.S. dollars)
Three months ended May 31, 2001 and 2000

1. Future operations:

These financial statements have been prepared on the going concern basis, which assumes the realization of assets and the settlement of liabilities in the normal course of business. The application of the going concern concept is dependent on the Company's ability to generate future profitable operations and receive continued financial support from its shareholders and from external financing. The Company incurred a loss from operations of $1,649,873 (2000 - $1,412,101) for the three months ended May 31, 2001 and has an accumulated deficit of $108,806,388 at May 31, 2001. During the three months ended May 31, 2001, the Company required $1,264,982 in cash to fund operations, $161,919 in cash to fund equipment purchases and received $1,085,000 in cash from private placements for a net cash outflow of $341,901. In addition, at May 31, 2001 the Company has net working capital of $60,647. Management is of the opinion that sufficient working capital will be obtained from operations and external financing to meet the Company's liabilities and commitments as they become due. To date, subsequent to May 31, 2001 the Company has raised $472,500 external financing through the issuance of private placements (note 8). If the Company is unable to obtain sufficient funds for operations, it will be required to reduce operations or liquidate assets.

2. Significant accounting policies:

(a) Basis of presentation:

These unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Except as disclosed in note 18 of the Company's annual audited consolidated financial statements as at February 28, 2001, these principles do not differ materially from accounting principles generally accepted in the Canada.

These consolidated financial statements do not include all disclosures required by accounting principles generally accepted in the United States or required by Canadian generally accepted accounting principles for annual financial statements, and accordingly, these consolidated financial statements should be read in conjunction with the Company's most recent annual consolidated financial statements. These consolidated financial statements follow the same accounting policies and methods of application used in the Company's audited annual consolidated financial statements as at and for the year ended February 28, 2001.

These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All subsidiaries were acquired from unrelated parties and have been accounted for using the purchase method. Their results of operations have been included from the respective effective dates of acquisition. All significant intercompany balances and transactions have been eliminated.

Canadian subsidiaries	United States subsidiaries
Canadian-American Communications Inc.	Northnet Telecommunications Inc.
Canadian Northstar Transmission Systems Ltd.	eCommerce Solutions Inc.
Preferred Telemanagement Inc. ("PTI")	Sullivan Park, LLC ("Sullivan Park")
CAM-NET Cellular Inc.

VIRTUALSELLERS.COM, INC.

Notes to Consolidated Financial Statements
(Unaudited)
(Expressed in U.S. dollars)
Three months ended May 31, 2001 and 2000

2. Significant accounting policies (continued):

(b) Loss per share:

Loss per share has been calculated using the weighted average number of shares outstanding during the year. Diluted loss per share has not been presented for 2001 or 2000 as the impact of all outstanding convertible securities would be to reduce the loss per share.

3. Share capital:

(a) Authorized:

200,000,000 common stock without par value

150,000,000 class A preference stock without par value

150,000,000 class B preference stock without par value

(b) Commitments to issue common shares:

The Company has committed to issue 13,000,000 shares to former creditors under a reorganization plan. As at May 31, 2001 - 9,849,022 (February 28, 2001 - 9,849,022) shares have been issued to creditors leaving an outstanding commitment to issue 3,150,978 (February 28, 2001 - 3,150,978) shares.

(c) Warrants:

At May 31 2001, the Company has 1,000,000 share purchase warrants outstanding which expire on June 30, 2001. Each warrant entitles the holder to purchase one common share for CDN $1.00. These options expired unexercised on June 30, 2001.

(d) Stock options:

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

VIRTUALSELLERS.COM, INC.

Notes to Consolidated Financial Statements
(Unaudited)
(Expressed in U.S. dollars)
Three months ended May 31, 2001 and 2000

3. Share capital (continued):

(d) Stock options (continued):

The following summarizes changes in stock options since February 28, 2001:

		Weighted Average
	Shares	exercise price
Outstanding, beginning of year	7,952,500	$ 0.56
Granted	1,495,000	0.40
Forfeited	-	-
Outstanding, end of year	9,147,500	$ 0.55

The Company has the following stock purchase options outstanding and vested at May 31, 2001:

	Number	Price	Expiry
Employee	15,000	$ 0.56	May 19, 2010
Employee	60,000	0.40	June 28, 2010
Directors	1,000,000	0.56	July 28, 2010
Directors	1,000,000	0.56	July 28, 2010
Employees	2,262,500	0.56	July 28, 2010
Employees	500,000	0.56	July 28, 2010
Employee	25,000	0.56	August 29, 2010
Director	1,000,000	0.56	August 31, 2010
Directors	300,000	0.56	September 25, 2010
Employee	1,000,000	0.56	October 23, 2010
Directors	600,000	0.56	November 1, 2010
Employees	50,000	0.56	November 1, 2010
Employees	140,000	0.56	January 2, 2011
Employee	5,000	0.56	March 6, 2011
Directors	1,300,000	0.40	April 24, 2011
Employees	190,000	0.40	April 24, 2011

VIRTUALSELLERS.COM, INC.

Notes to Consolidated Financial Statements
(Unaudited)
(Expressed in U.S. dollars)
Three months ended May 31, 2001 and 2000

3. Share capital (continued):

(f) Stock-based compensation:

The Company applies the intrinsic value principles of APB Opinion No. 25 in accounting for the Plan. As options are granted having exercise prices based on the market price at the date of the grant, no compensation cost has initially been recognized for stock options granted in these financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below. If the fair value method had been used compensation for stock options granted to directors, officers and employees of $550,000 (2000 - nil) would have been recorded, increasing the reported loss by such amount. Accordingly, the pro forma loss and loss per share for 2001 would be $2,199,873 and $0.02. There were no options issued in the three months ended May 31, 2000.

The fair value of options granted during the year was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rate of 6%; no annual dividends; expected lives equal to one-half the option lives; and volatility of 131%.

4. Segmented information:

The Company has three operating segments - a call center division, a catalogue division ("CallDirect") and an e'commerce division ("Virtualsellers.com"). The call center and e'commerce segments are located in the United States and the catalogue segment is located in British Columbia, Canada. Segmented information for the three months ended May 31, 2001 and 2000 is as follows:

May 31, 2001

Operating segments:

	Call Center Segment	Catalogue Segment	e'commerce Segment	Total
Gross revenue	$298,823	$62,533	$326,910	$688,266
Segment loss	$(65,233)	$(40,021)	$(1,000,622)	$(1,105,876)
Corporate				(543,997)
Loss for the year				$(1,649,873)
Segment assets	$352,962	$114,352	$4,818,589	$5,285,903
Corporate assets				732,151
Total assets				$6,018,054
Equipment additions:
Equipment	$45,871	$511	$12,882	$59,264
Corporate				102,655
				161,919

VIRTUALSELLERS.COM, INC.

Notes to Consolidated Financial Statements
(Unaudited)
(Expressed in U.S. dollars)
Three months ended May 31, 2001 and 2000

4. Segmented information (continued):

Operating segments:

	Call Center Segment	Catalogue Segment	e'commerce Segment	Total
Depreciation and amortization expense:
Equipment	$17,296	$7,301	$373,798	$398,395
Corporate assets				9,827
				$408,222

Geographic segments:

	Canada	United States	Segment Eliminations	Total
Gross revenue	$62,533	$625,733	$-	$688,266
Location of assets: Equipment	$23,239	$2,527,689	$-	$2,550,928

May 31, 2000

Operating segments:

	Call Center Segment	Catalogue Segment	e'commerce Segment	Total
Gross revenue	$75,806	$116,678	$268,955	$461,439
Segment loss	$(85,766)	$(5,658)	$(605,334)	$(696,758)
Corporate				(715,343)
Loss for the year				$(1,412,101)
Segment assets	$178,596	$256,680	$2,039,609	$2,474,885
Corporate assets				2,974,105
Total assets				$5,448,990
Equipment additions:
Equipment	$(20,877)	$(2,969)	$244,864	$221,018
Corporate				4,741
				$225,759

VIRTUALSELLERS.COM, INC.

Notes to Consolidated Financial Statements
(Unaudited)
(Expressed in U.S. dollars)
Three months ended May 31, 2001 and 2000

4. Segmented information (continued):

Operating segments:

	Call Center Segment	Catalogue Segment	e'commerce Segment	Total
Depreciation and amortization expense:
Equipment Corporate assets	$13,866	$-	$99,953	$113,819
				$113,819

Geographic segments:

May 31, 2000

	Canada	United States	Segment Eliminations	Total
Gross revenue	$116,678	$352,761	$-	$469,439
Location of assets: Equipment	$173,223	$1,856,574	$-	$2,038,797

5. Related party transactions:

Included in accounts receivable is $nil (2000 - $280,000) due from employees of the Company. Payments totalling $450,000 were made to the Company's President (and Director) and Concept 10 Inc., a wholly-owned subsidiary of the Company's President (and Director), during the three months ended May 31, 2000 of $450,000 (2001 - $nil) for services rendered in connection with a private placement of common shares.

6. Non-cash transactions and supplemental disclosures:

The Company had the following material non-cash transactions:

	2001	2000
Issuance of shares for:
Employee and director compensation	$-	$200,000
Settlement of debt	-	8,112
Acquisition of Med Wire	150,000	-
	$150,000	$208,112

VIRTUALSELLERS.COM, INC.

Notes to Consolidated Financial Statements
(Unaudited)
(Expressed in U.S. dollars)
Three months ended May 31, 2001 and 2000

7. Commitments and contingencies:

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

(b) Sullivan Park:

The former owner of the business of Sullivan Park, which was acquired by the Company on June 1, 2000, has filed a claim against the Company alleging that the Company is in default of the terms of the purchase agreement between the Company and the former owner. Under the terms of the agreement, the Company was required to issue $2,700,000 in registered common shares of the Company to the former owner within one year of the acquisition date of Sullivan Park. The Company has not issued these common shares. The Company has filed a counter claim against the former owner of Sullivan Park which alleges that the former owner made inaccurate representations to the Company with respect to the business of Sullivan Park. The Company is seeking to have the purchase price reduced. The outcome of this contingency is not determinable. To the extent that the Company is successful in having the purchase price reduced, the amount recorded for goodwill on the acquisition will be reduced correspondingly with the amount of share capital.

(c) Operating leases:

The Company is committed to annual office and equipment rental payments for the next four years as follows:

2002	$284,732
2003	267,112
2004	257,500
2005	65,000
$874,344

VIRTUALSELLERS.COM, INC.

Notes to Consolidated Financial Statements
(Unaudited)
(Expressed in U.S. dollars)
Three months ended May 31, 2001 and 2000

8. Subsequent events:

(a) Private Placements:

To July 12, 2001, the Company has received $472,500 in common share subscriptions for the issuance of 1,890,000 common shares.

(b) Acquisition

Subsequent to period end, the Company signed an agreement to acquire 100% of the outstanding common and preferred shares of Healthtrac, Inc. in exchange for $4,600,000 in common shares of the Company. This agreement is expected to close in the second quarter and will be accounted for under the purchase method of accounting.

Subsequent to period end, the Company signed an agreement to acquire proprietary software from Healthscape, Inc. for $5,000 in cash and 631,579 common shares of the Company with a fair value of $240,000.

9. Acquisition of business of Medwired Corporation:

On April 20, 2001, the Company closed its agreement to acquire proprietary web portal development and content management software from Medwired Corporation for $50,000 in cash and 241,935 common shares of the Company with a fair value of $150,000. The total proceeds have been allocated to fixed assets.

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

All figures are in United States Dollars unless otherwise stated.

During the quarter ended May 31, 2001, Virtualsellers.com, Inc. continued to provide turnkey e-commerce transaction processing and customer services to small and medium-sized businesses. By offering a comprehensive array of value-added services such as transaction processing, help desk and customer support, we are strengthening our position as a solutions provider.

Some of our recent highlights and accomplishments include:

1. Sullivan Park's launch of the StoreBuilder service for banks;

2. NorthStar TeleSolutions relocation to an expanded call center;

3. our launch of a new version of TAME, TAME V, which is a faster, easier, and more powerful version than its predecessors; and

4. our recent completion of two acquisitions in an effort to build our Health & Wellness Portal, and the launch of our new healthcare vertical.

We are committed to developing our operations in an efficient and cost effective manner. During the period, management began the process of centralizing and consolidating some of the functions of our company's wholly owned subsidiaries in an effort to produce cost efficiencies through the elimination of certain duplicated processes and operating functions. Management anticipates maximizing operating efficiencies by eliminating certain non-core assets and repositioning and combining complimentary resources.

Management has determined that the market served by our Sullivan Park subsidiary has significantly changed since the acquisition of the subsidiary in June of 2000. Many of the initial goals and objectives have not been met and the related operational expenditures are no longer in line with the current sales levels. As a result some of the operation and functions of this subsidiary will likely be consolidated into other internal operational centers.

VirtualSellers is a flexible and strategically managed business, expertly navigating the environment in which it operates, the Internet. This is no simple task and many have failed. This is why we are taking this opportunity to reinforce our operating model in this manner to support our distinction as a leading provider of software and services.

Management feels that these changes will allow for more focused concentration on our most promising market segments and minimizes cost and distraction associated with under-performing units.

Call Center Operations

During the quarter, sales at Northstar increased 294% over the same quarter a year ago. In the past, we provided services to a limited number of cable television operators and internet service providers in the United States. We have expanded the scope of our call center operations and now have over 40,000 cable and other subscribers, and handle approximately 50,000 transactions per month and 35,000 calls per month.

E-commerce Operations

Through Virtualsellers.com, we provide a turnkey e-commerce transaction processing service to businesses with existing Internet websites and develop, maintain and host e-commerce capable websites for businesses without existing websites.

VirtualSellers.com has the capability to build, maintain and host e-commerce capable websites, providing businesses with the ability to develop an online selling presence by reducing time to market, allowing customers to purchase its products or services over the Internet. VirtualSellers.com offers a variety of e-commerce transaction processing services, including integrated online marketing, secure real time on-line order processing and clearing, secure online order billing, payment acceptance and verification and payment collection and shopping cart software.

Through its professional services group, Virtualsellers.com also provides customized Internet design, development, deployment and project management services. Virtualsellers.com begins by conducting a feasibility study to outline business objectives and define possible solutions. After selecting the appropriate business solutions, Virtualsellers.com provides system, database, security, backup and recovery design services as well as providing detailed system and program specifications. At this point, Virtualsellers.com can develop and document the required solution, including the preparation of user, training and system documentation. Virtualsellers.com then implements the solution, including the installation of hardware and software, training, data conversion and testing.

VirtualSellers.com uses its proprietary programming software language, TAME, to deliver these end-to-end e-commerce solutions.

On March 29, 2001, VirtualSellers announced that its Sullivan Park division had launched the StoreBuilder service for banks. StoreBuilder is targeted to regional banks that want to offer their business and consumer customers the ability to build enterprise-level e-commerce websites that integrate with existing bank offerings such as online banking, bill pay, merchant banking, cash management and payroll processing.

With the deregulation of the 1933 Glass-Stegall Act, banks have diversified their businesses to include insurance offerings and mutual funds in an effort to increase their products and services in a highly competitive atmosphere.

With StoreBuilder, banks can help their customers get online quickly with easy-to-use Web store building tools. This gives a bank a powerful new product offering that provides a one-stop platform for e-tail merchants that is fully integrated with their existing banking services. StoreBuilder gives banks an opportunity to grow revenue through a positive, fee-based approach with the addition of a value-added service.

TAME V is now available for Internet Service Providers (ISPs), Web developers and networking programmers.

The new version of TAME is a faster, easier, and more powerful version than its predecessors. This high performance, platform independent, server-side programming package is used to produce Web pages, Web-based applications, and e-commerce applications. It serves as the "glue" between many Web-based platforms, languages and legacy systems including XML and XSL applications, and in the future, Microsoft's .NET.

As a leader in platform independence, TAME V can be deployed on Linux, UNIX, or Windows NT. Its distinct advantage lies in reducing the complexity of accessing application programming interfaces (APIs), ODBC and most other files systems. TAME V simplifies how systems and software work together and requires 25 percent less code than Java Script. The smaller code package reduces the amount of space required for files to move through a network, reducing bandwidth usage. Programming in TAME is consistent, requiring less programming time and a lower level programming skill set resulting in lower labor rates.

With these new enhancements on TAME V, lesser-skilled programmers can produce results immediately. If a unique or complex problem arises, an average C programmer can be brought in to identify and solve the problem. The solution can then be given to the script coders for manipulation. TAME software also provides additional core functionality that is easily inserted into the language, allowing script programmers to tackle the application scripting and continue with the creative process to make the application attractive to the end user.

The Installation of TAME is very simple, utilizing fully automated standard installation software that is familiar to most Web-servers allowing for quick installation and configuration of the product. Once installed, no further action is required, except, perhaps, when adding any optional application modules.

TAME is based on objects and is extensible, so new objects or functions may be created in C or C++ and will result as an extension of the Web-server as dynamic libraries. This gives the TAME software unlimited flexibility and control. For the most part, the developers may replace or add objects, file routines, database access, or any other functions as they see fit, thus avoiding interface problems that invariably arise with other less flexible scripting languages. And any code developed as business rules, are now reusable among many applications, providing a greater and quicker return on investment.

TAME has the ability to converse with multiple databases on any platform, using ODBC connectivity. This eliminates the need for custom connections with custom software specific to those connections. And moving to another platform becomes a non-issue.

CallDirect Operations

We also operate as a catalogue reseller of telephone-related equipment, as well as products such as multimedia, entertainment, travel, security and computer accessories for offices and homes through our subsidiary Preferred Telemanagement Inc. doing business as CallDirect Enterprises. CallDirect is based in Delta, British Columbia, Canada.

Healthcare Operations

In January 2001, we decided to pursue another vertical market for deployment of our TAME software - the healthcare industry. We based this decision on our belief that there is a need to improve patient health and access to health and wellness information, as well as the need to lower healthcare costs. The explosion of Internet based services has added a new twist to the market, producing a highly accessible and low cost alternative to traditional health and wellness programs by providing low cost healthcare and wellness information and personalized delivery.

As the first step in developing our health and wellness portal, we acquired certain assets of MedWired Corporation on April 20, 2001. The assets acquired included the proprietary web portal development and content management software known as the MedWired Practiceportal, and MedWired's existing client base. The Practiceportal software facilitates communication between physicians and their patients. The Practiceportal software includes drug and consumer health information selected and approved by the physician, secured communications options between the physician and their patients, and limited scheduling options.

The Practiceportal software provides physicians with an immediate presence on the Internet and, more importantly, with a dynamic, upgradeable platform for integrating patients, practice partners such as healthplans and hospitals, and vendors.

There are presently 135 subscribers of the PracticePortal software representing over 600 individual physicians. There is an existing marketing relationship with The Independent Practice Association of America as well as the Arizona State Physicians Association.

Based on the Practice Portal software, we are developing a Health & Wellness Portal to be used by physicians, pharmacies, employers and other group health providers and individual health care consumers to provide web-based health and wellness services and products. The Health and Wellness Portal will eventually consist of modules that can be used individually or in various combinations to offer integrated health-care content, including web-based communications and transactions between physicians, pharmacists and patients, and personalized health care profiles and programs.

Following the end of the quarter, on June 26, 2001, we acquired Healthscape, Inc.'s proprietary software (and related intellectual property) for the sum of $245,000, $5,000 of which was paid in cash, with the balance paid as 631,579 shares of our common stock at a fair value of $0.38 per share. The Healthscape Expert System analyzes each user's progress and the user health profile and provides tailored information to help each user meet their unique health goals. The Healthscape software, known as the Healthscape Expert System, is expandable to include new healthcare related applications and scalable to accommodate a growing user base.

On June 12, 2001, we executed a letter of intent with Medical Network, Inc. (doing business as HealthAtoZ.com) in which we agreed to structure a purchase of its business, including its proprietary software, associated intellectual property and website. HealthAtoZ provides generic consumer health and disease management over the world-wide web, as well as Patient Diary, which is an environment that securely stores web-based communications between doctor and patient.

On July 11, 2001, we signed a Merger Agreement with Healthtrac, Inc. and a majority of its shareholders pursuant to which Healthtrac Inc., a private California corporation based in Redwood City, CA will merge into a wholly owned subsidiary of VirtualSellers called Healthtrac Corporation. This acquisition will provide a health education and wellness channel on our Health and Wellness portal. Healthtrac operates a state-of-the-art, analytical health-assessment program developed by Dr. James F. Fries, a renowned medical researcher and professor at Stanford University. Healthtrac was established in 1984 with the mission of improving personal health and reducing employers' cost of providing health-care benefits to employees. By tracking an individual's state of health and health-oriented behaviors, Healthtrac can identify health risks and, through prevention, early detection and prompt treatment, reduce the cost of providing health benefits.

Lawsuit Commenced by the Former Owner of Sullivan Park, LLC

We are currently in discussions with the former owner of Sullivan Park, LLC with respect to the number of shares to be issued to the former owner under the terms of the Acquisition Agreement between our company and Sullivan Park, LLC and Edward Sharpless. The Acquisition Agreement required the issuance of $2,700,000 in registered common shares of our company to the former owner within one year from the closing of the acquisition. See Part II - Item 1 Legal Proceedings for details with respect to the lawsuit commenced by Sullivan Park et al.

The former owner has filed a lawsuit against us alleging that the $2,700,000 in registered shares are past due. We claim that the business of Sullivan Park was misrepresented to us by the former owner and we are attempting to settle the lawsuit so that our company pays a fair value for the assets of Sullivan Park. The outcome of the lawsuit and these negotiations is not determinable. If we are able to reduce the amount of share consideration to be paid, the reduction will result in a lower amount for goodwill and the amount of the shares to be issued.

This dispute has negatively impacted the revenues generated at our e-commerce division for the three months ended May 31, 2001. Revenues have increased over the prior three months ended May 31, 2000 but revenues have declined compared to the more recent quarters ended in fiscal 2001. We believe that the decline in revenues is temporary and will increase once this dispute is settled. However, we are currently consolidating the operations of Sullivan Park, which will result in closing the Los Angeles, California office and moving operations to Chicago, Illinois.

Results of Operations

Three Months Ended May 31, 2001 Compared to Three Months Ended May 31, 2000

Revenues for the three months ended May 31, 2001 ("Quarter 2001") of $688,266 increased $226,827, an increase of 49% from revenues of $461,439 for the three months ended May 31, 2000 ("Quarter 2000"). The increase in revenues in Quarter 2001 over Quarter 2000 is primarily due to the additional customer volumes at the call center and at the e-commerce division.

At the call center, the quarter revenues increased to $298,823 compared to $75,806 for Quarter 2000. The call center generates revenue providing transaction processing and backroom services including inbound and outbound telemarketing , customer and technical support, customer order entry, centralized billing and collection, order fulfilment, customer dispatch functions and other related services. The increase in revenues from Quarter 2000 is due to an increase in the number of cable service customers and volumes of processing form existing customers.

The catalogue reseller segment earned revenues of $62,533 for Quarter 2001 compare to revenues of $116,678 in Quarter 2000. The catalogue reseller segment generates revenue primarily from the resale of telephone related equipment and secondly, from the resale of products such as multimedia, entertainment, travel, security and computer accessories for offices and residences. The decrease in revenues is related to the timing of the issuance of the catalogue. In the comparative quarter, a new catalogue had been released which was not the case in the current quarter.

The e-commerce segment earned revenues of $326,910 for the Quarter 2001 compared to revenues from Quarter 2000 of $268,955. This segment includes Virtualsellers.com and Sullivan Park, effective June 1, 2000. The revenues are generated from the e-commerce transaction processing and website development, maintenance and hosting services to businesses. The increase in revenues is due to the acquisition of Sullivan Park during fiscal 2001 and of additional equipment and infrastructure which was added in fiscal 2001.

Direct product costs in Quarter 2001 were $243,107, compared to direct costs of $121,810 in Quarter 2000, an increase of $121,297. The call center division primarily sells services and thus, has no direct product costs. However, due to the acquisitions in the e-commerce division direct costs have increased for mall sales.

Selling, general and administrative expenses increased to $1,677,437 from $1,645,829 in Quarter 2000, an increase of $31,608. Selling, general and administrative expenses at the call center division increased from $137,392 to $346,094. The increase is due to an increase in the number of the call center's customers which increased the number of employees required to service the customers and related costs such as telephone, rent and office costs. Selling, general and administrative expenses for the catalogue reseller division were $64,944 for Quarter 2000 and $61,295 for Quarter 2001, consisting primarily of payroll costs, office rent, telephone, printing and postage and delivery expenses. Selling general and administrative expenses at the e-commerce division decreased from $836,517 to $744,363, consisting primarily of payroll costs, office rent, telephone and internet fees. Corporate general and administrative expenses decreased to $525,685 from $583,852 due to lower payroll costs.

Depreciation and amortization increased from $113,829 to $408,222, an increase of $294,393 or 259%. The increase is due to goodwill amortization on the acquisition of Sullivan Park.

Other income (expense) decreased from income of $7,918 in Quarter 2000 to expense of $9,373 in Quarter 2001, a decrease of $17,291. The decrease is primarily due to foreign exchange losses on translating our CallDirect division to U.S. dollars.

For Quarter 2001, we recognized a loss of $1,649,873 or $0.01 per share, compared to a loss of $1,412,101 or $0.01 per share for Quarter 2000. The increase in the loss is due to the factors explained above.

Liquidity and Capital Resources

As at May 31, 2001, we have net working capital of $60,647, capital assets of $2,550,928 and goodwill of $2,043,519 for net equity of $4,655,094. We do not have any long-term debt nor other long-term obligations.

During Quarter 2001, we used $1,264,982 in cash to fund operations, used $161,919 in cash to fund investing activities which consisted solely of capital asset additions and received $1,085,000 in cash from financing activities for a net decrease in cash of $341,901. Cash at May 31, 2001 was $264,361.

We have historically funded operations through the issuance of our common shares. We expect to fund future operations and investments through the issuance of common shares. We estimate our cash requirements for capital asset additions for the remainder of fiscal 2002 to be approximately $75,000. We also estimate that cash flow from operations will be negative for the remainder of fiscal 2002, and thus, will require additional financing in order to continue operations. We estimate that further cash requirements of approximately $1,200,000 will be required to fund operations. There is no guarantee that we will be able to obtain the additional cash resources. Management believes that the additional cash resources will be available from private placements.

We will continue to search for appropriate acquisitions to compliment our existing operations. Where possible, we will pay for acquisitions through the issuance of our common shares.

On March 1, 2001, we acquired the business of MedWired Corporation for $50,000 in cash and 241,935 of our common shares for total proceeds of $200,000.

Subsequent to period end, we signed an agreement to acquire the common and preferred stock of Healthtrac, Inc. for $4,600,000 in our common stock. We expect this acquisition to close during the second quarter and will be accounted for under the purchase method of accounting.

FORWARD LOOKING STATEMENTS

Much of the information included in this Quarterly Report on Form 10-Q includes or is based upon estimates, projections or other "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are subject to the "safe harbor" created by those sections. When used in this document, the words "expects", "anticipates", "intends", "plans" and similar expressions are intended to identify other forward-looking statements. While such forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. Those forward-looking statements also involve certain risks and uncertainties. Factors, risks and uncertainties that could cause or contribute to such differences include those specific risks and uncertainties discussed below and those discussed in our Form 10-K Annual Report for the year ended February 28, 2001. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document.

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

The projections and expectations in connection with our proposed acquisitions of each of Healthtrac, Inc. and Medical Network, Inc. (dba HealthAtoZ.com) and positioning our company to build a Health and Wellness portal that will set a precedent for wireless and internet healthcare could be affected by a number of factors, which could have an adverse effect on our ability to successfully build and generate revenues from our proposed Health and Wellness portal. Those factors include, but are not limited to, risks and uncertainties such as unforseen difficulties in negotiating and executing binding agreements for and completing the acquisitions of each of Healthtrac, Inc. and Medical Network, Inc. (dba HealthAtoZ.com), unforeseen difficulties in merging and integrating the businesses and technologies of each of Healthtrac, Inc., Healthscape, Inc., Medwired Corporation and Medical Network, Inc. (dba HealthAtoZ.com), emergence of companies with competing or superior health and wellness portals and healthcare related software, insufficient demand and market acceptance of VirtualSellers.com's Health and Wellness portal if and when such portal is completed, unforseen changes in governmental regulations and laws governing the use and dissemination of healthcare related information, developing or adapting the TAME software for use in the healthcare marketplace, unforeseen changes in the software and hardware technology used in connection with the Internet, mobile web-services and web-based computing, unforeseen claims in connection with the Company's intellectual property rights in connection with its TAME or any other software, continued development and maintenance of the infrastructure required for the Internet, continued and expanded use of the Internet as a basis for commerce, communication and computing, and the overall success of the Company and its subsidiaries in general.

ITEM 3 Quantitative and Qualitative Disclosure about Market Risk

We do not utilize derivative instruments to manage market related risks. We do not have any long-term debt instruments so our company is not subject to market related risks such as interest or foreign exchange on long-term debt. All of our operations are conducted in the United States except for our catalogue division which is located in Canada. Our catalogue division reported revenues of $62,533 and a segmented operating loss of $40,021 for the quarter ended May 31, 2001. The net asset position of the catalogue division is not significant and thus, we are not exposed to significant risk of currency loss due to fluctuations in the Canadian and U.S. exchange rates.

PART II OTHER INFORMATION

ITEM 1 Legal Proceedings

On June 5, 2001, one of our employees filed a breach of contract action against us, our chief executive officer and ten unnamed "John Doe" defendants, in Los Angeles Superior Court in Los Angeles County, California. The action - EWS Holdings LLC and Edward W. Sharpless v. VirtualSellers.com, Inc., Dennis Sinclair and Does 1-10, Case Number BC251732 - alleges that all of the defendants fraudulently induced EWS Holdings LLC (then known as Sullivan Park, LLC) to enter into an Asset Purchase Agreement and Edward W. Sharpless to enter into an Employment Agreement, and that we subsequently breached both of these agreements. The plaintiffs allege, as a factual basis for this lawsuit, that we entered into the two agreements without ever intending to perform our obligations under them, that the plaintiffs performed their respective obligations under them, and that the plaintiffs have been damaged in an amount in excess of $2,700,000. As of the date of this Quarterly Report, none of the defendants have filed any responsive pleadings but we intend to file a responsive pleading within the time period allowed.

To our knowledge, aside from the foregoing, no lawsuits were commenced against us during the quarter ended May 31, 2001, nor did we commence any lawsuits during the same period.

ITEM 2 Changes in Securities and Use of Proceedings

Recent Sales of Unregistered Securities

During the quarter ended May 31, 2001, we issued the following securities, none of which were registered under the Securities Act of 1933:

On April 20, 2001, we issued an aggregate of 241,935 shares to an accredited investor pursuant to the terms of a Letter Agreement between our company and Medwired Corporation. The transaction was private in nature, and the shares were issued in reliance upon Section 4(2) and/or Rule 506 promulgated under the Securities Act of 1933.

On April 24, 2001, our board of directors approved Stock Option Agreements between our company, four of our directors, and four (4) of our employees, pursuant to which we granted stock options to purchase an aggregate of 1,490,000 common shares in our capital at an exercise price of $0.40 per share. 1,120,000 of the stock options were granted in reliance upon Section 4(2) and/or Rule 506 promulgated under the Securities Act of 1933, and 370,000 of the stock options were granted in an offshore transaction relying on Section 4(2) and Regulation S promulgated under the Securities Act of 1933.

Shares Returned to Treasury

On April 18, 2001, we returned an aggregate of 22,500 common shares to treasury, which had been registered in the name of one of our employees. We returned the 22,500 shares to treasury and granted stock options to purchase our common shares to the employee in place of the 22,500 common shares.

On April 24, 2001, we returned an aggregate of 120,000 common shares to treasury, which had been registered in the name of one of our employees. We returned the 120,000 shares to treasury and agreed to grant stock options to purchase our common shares to the employee in place of the 120,000 common shares.

ITEM 3 Defaults Upon Senior Securities

Not applicable.

ITEM 4 Submission of Matters To A Vote Of Security Holders

None.

ITEM 5 Other Information

On May 7, 2001, we accepted the resignation of Kevin Wielgus from his position as Secretary of our company, and appointed Robert Watson Secretary of our company.

ITEM 6 Exhibits and Reports on Form 8-K

Reports on Form 8-K

On April 24, 2001, we filed a Form 8-K Current Report with respect to the acquisition on April 20, 2001 of certain business assets of MedWired Corporation pursuant to the terms of a Letter Agreement. The business assets that we acquired included the copyright, object code and source code for MedWired's Practiceportal software, certain registered and unregistered trade or brandnames, domain names and trademarks and MedWired's Customer List for a purchase price of $200,000 which we paid in the following form: $150,000 worth of our capital stock, issued at a deemed value of $0.62 per share (the fair market value of our stock at February 27, 2001) for an aggregate of 241,935 common shares, and $50,000 in cash.

Exhibits

Exhibit
Number Exhibit Title

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

3.4 Certificate of Amendment, dated December 22, 1995

3.5 Certificate of Amendment, dated March 23, 1999

3.6 Certificate of Amendment, dated May 31, 1999

3.7 Certificate of Amendment, dated July 18, 1997

3.8 By-laws of the Company

10 Material Contracts

10.1 Amending Agreement between Virtualsellers.com, Inc. and Dennis Sinclair, dated March 1, 2001 (incorporated by reference from our Form 10-K/A Annual Report filed on June 1, 2001)

10.2 Consulting Agreement between Virtualsellers.com, Inc. and Shannon Squyres, dated March 1, 2001 (incorporated by reference from our Form 10-K/A Annual Report filed on June 1, 2001)

10.3 Letter Agreement between Virtualsellers.com, Inc. and Medwired Corporation, dated March 1, 2001 (incorporated by reference from our Form 8-K filed on April 24, 2001)

10.4 Agreement between Virtualsellers.com, Inc., Medwired Corporation and Nupremis, Inc., dated April 20, 2001 (incorporated by reference from our Form 8-K filed on April 24, 2001)

10.5 Letter Agreement between Virtualsellers.com, Inc. and Healthscape, Inc. dated May 30, 2001 (incorporated by reference from our Form 8-K filed on July 12, 2001)

10.6 Amendment to Letter Agreement between Virtualsellers.com, Inc. and Healthscape, Inc., dated June 15, 2001 (incorporated by reference from our Form 8-K filed on July 12, 2001)

10.7 Domain Name Assignment Agreement between Virtualsellers.com, Inc. and Healthscape, Inc., dated June 26, 2001 (incorporated by reference from our Form 8-K filed on July 12, 2001)

10.8 Copyright Assignment (software) between Virtualsellers.com, Inc. and Healthscape, Inc., dated June 26, 2001 (incorporated by reference from our Form 8-K filed on July 12, 2001)

10.9 Copyright Assignment (website) between Virtualsellers.com, Inc. and Healthscape, Inc., dated June 26, 2001 (incorporated by reference from our Form 8-K filed on July 12, 2001)

10.10 Trademark Assignment between Virtualsellers.com, Inc. and Healthscape, Inc., dated June 26, 2001 (incorporated by reference from our Form 8-K filed on July 12, 2001)

(21) Subsidiaries

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

21.8 Healthtrac Corporation

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, Virtualsellers.com, Inc. has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIRTUALSELLERS.COM, INC.

By: /s/ Dennis Sinclair
Dennis Sinclair, President/Director
Date: July 16, 2001

By: /s/ Ray Mol
Ray Mol/Director
Date: July 16, 2001

By: /s/ Mel Baillie
Mel Baillie/Director
Date: July 16, 2001

By: /s/ Grayson Hand
Grayson Hand/Director
Date: July 16, 2001

By: /s/ Robert Watson
Robert Watson/Secretary
Date: July 16, 2001