Form 10-K/A
period 2001-02-28
VIRTUALSELLERS COM INC
filed 2001-07-17
CIK 790948

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

FUTURE OPERATIONS

For the year ended February 28, 2001, we used $4,563,456 in cash to fund operations, used $1,118,276 in cash to fund investing activities consisting primarily of capital asset additions and generated $5,840,150 in cash from private placements for a net cash inflow of $158,418. As at February 28, 2001 we had a working capital of $379,217. Management projects that thecompany will require additional cash and working capital to fund planned operations and capital asset additions for fiscal 2002 which total approximately $3,000,000.

We are attempting to grow our business through acquisitions, marketing and investments in employees, capital assets and technology. We believe that the growth established by these investments will eventually lead to profitable operations. However, there is no guarantee that we will be able to translate our growth into profitable operations.

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

On June 1, 2000, we acquired all of the property, assets and undertakings of the internet services development business carried on by Sullivan Park LLC and Edward W. Sharpless. Under the terms of the Asset Purchase Agreement, the aggregate sum payable by us to Sullivan Park was that number of shares of our common stock equal to the sum of $2,700,000, divided by the closing sale price per share of our common stock on the trading day immediately preceding the earlier of (a) the first anniversary of the date of the Asset Purchase Agreement and (b) the date upon which the common shares payable to Sullivan Park and Mr. Sharpless are registered under the Securities Act of 1933, as amended, and as contemplated in the Asset Purchase Agreement.

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

On May 9, 2001, we signed a letter to intent to acquire all of the issued and outstanding shares of Healthtrac, Inc., a private California corporation. The purchase price to be paid by us is $4.6 million, to be paid by the issuance of our common shares at an issue price equal to the lesser to the 10-day average price of our shares for the 10-day period ending on the day of the execution of the formal binding agreement, or $0.65 per share. The completion of the acquisition is subject to the completion of satisfactory due diligence and the negotiation of a formal purchase agreement.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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

VIRTUALSELLERS.COM, INC.
Notes to Consolidated Financial Statements
(Expressed in United States Dollars)

Years ended February 28, 2001, February 29, 2000 and February 28, 1999


1. Future operations:

These financial statements have been prepared on the going concern basis, which assumes the realization of assets and the settlement of liabilities in the normal course of business. The application of the going concern concept is dependent on the Company's ability to generate future profitable operations and receive continued financial support from its shareholders and from external financing. The Company incurred a loss from operations of $6,711,117 (2000 - $4,693,230) for the year ended February 28, 2001 and has an accumulated deficit of $107,156,515 (2000 - $100,445,398) at February 28, 2001. For the year ended February 28, 2001, the Company used $4,563,456 in cash to fund operations, used $1,118,276 in cash to fund investing activities consisting primarily of capital asset additions and generated $5,840,150 in cash from private placements for a net cash inflow of $158,418. As at February 28, 2001 the Company has a working capital of $379,217. Management projects that the Company will require additional cash and working capital to fund planned operations and capital asset additions for fiscal 2002 which total approximately $3,000,000 (unaudited). Management is of the opinion that sufficient working capital will be obtained from operations and external financing to meet the Company's liabilities and commitments as they become due. Subsequent to February 25, 2001, the Company has raised $1.0 million external financing through the issuance of private placements (see Note 17(c)). If the Company is unable to obtain sufficient funds for operations, it will be required to reduce operations or liquidate assets.

2. Significant accounting policies:

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

(f) Impairment of long-lived assets and long-lived assets to be disposed of:

The Company accounts for long-lived assets, which includes fixed assets and goodwill, in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such circumstances would include continuing losses from operation of the assets, a decline in revenues generated by the assets or a decline in the growth rate of revenues generated by the assets. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

(g) Revenue recognition:

(i) Call Center division:

The Call Center provides transaction processing, centralized billing, customer and technical support, order entry, order fulfillment, bill collection, help desk services and dispatch functions. Revenues is recognized based on monthly per customer transactions for standard services.

(ii) E'Commerce division:

Commissions earned from the sale of third party products ordered from the Company's internet site, whereby the Company does not take title to the products in advance of sale, are recognized when the product has been delivered, the fee is fixed and determinable and collection is probable.

Revenues earned from the sale of products ordered from the Company's internet site, whereby the Company takes title to the product in advance of sale and stocks the product in inventories, are recognized when the product has been delivered, the fee is fixed and determinable and collection is probable.

Revenues from consulting services related to website design and development projects are recognized upon completion of those projects. Revenues from web site hosting services are recognized monthly as billed.

VIRTUALSELLERS.COM, INC.
Notes to Consolidated Financial Statements
(Expressed in United States Dollars)

Years ended February 28, 2001, February 29, 2000 and February 28, 1999

2. Significant accounting policies (continued):

(g) Revenue recognition (continued):

(iii) Call Direct Catalogue division (continued):

The Catalogue division acquires products from suppliers for resale, advertises the products in its catalogues and sells the product based on telephone orders. Revenue is earned when product is delivered to the customer and collection is probable.

(h) Income taxes:

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

In fiscal 2000, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 on revenue recognition. The Company has adopted SAB 101 for fiscal 2001 and retroactively applied the requirements of SAB 101 to comparative periods. There have been no changes to amounts previously reported in the Company's annual consolidated financial statements on adoption SAB 101; however, the Company has revised its 2001 interim quarterly financial statements to adopt the requirements of SAB 101 as disclosed in the Company's Annual Report of Form 10-K.

3. Acquisition of the business of Sullivan Park, LLC:

On May 19, 2000, and amended on June 1, 2000, the Corporation entered into an agreement with Sullivan Park to acquire the net assets of Sullivan Park for $2,700,000, payable no later than May 19, 2001 in common shares of VirtualSellers based on the closing market price of the VirtualSellers common shares. On the trading day immediately preceding the earlier of (a) the first anniversary of the date of the Asset Purchase Agreement and (b) the date upon which the Purchase Shares are registered. These shares are to be registered and issued in one instalment on the earlier of (i) May 19, 2001 and (ii) the date at which the shares are registered. In addition, the Company entered into an employment agreement with the managing member of Sullivan Park whereby the managing member will receive a monthly salary of $10,000 and 200,000 common shares of VirtualSellers as a signing bonus. VirtualSellers can terminate the employment agreement by giving three months written notice. As the Corporation acquired control over the net assets of Sullivan Park, the acquisition has been accounted for using the purchase method. The net assets acquired and the results of operations and cash flows have been consolidated effective June 1, 2000. The results of operations and cash flows for the year ended February 28, 2001 include the results of operations and cash flows of Sullivan Park from June 1, 2000 to February 28, 2001.

The purchase price is allocated to the identifiable assets acquired and liabilities assumed based upon their fair values at the effective date. The residual balance is allocated to goodwill.

Details of the acquisition are as follows:

Net assets acquired:
Cash	$ 3,248
Accounts receivable	92,134
Fixed assets	21,379
Goodwill	3,019,137
3,135,898

Accounts payable and accrued liabilities	69,898

Net assets acquired	$ 3,075,000

Consideration:
Shares to be issued under acquisition agreement	$2,700,000
Shares to be issued under employment agreement	375,000

3,075,000


VIRTUALSELLERS.COM, INC.
Notes to Consolidated Financial Statements
(Expressed in United States Dollars)

Years ended February 28, 2001, February 29, 2000 and February 28, 1999

3. Acquisition of the business of Sullivan Park, LLC (continued):

If the acquisition of Sullivan Park had occurred at the beginning of each of the periods presented the pro forma results of selected operating accounts of the Company would be as follows:
	2001	2000
Revenues	$ 2,688,503	$910,858
Loss for the year	(6,951,030)	(5,643,388)
Loss per common share	(0.05)	(0.06)


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
				$ 170,341

VIRTUALSELLERS.COM, INC.
Notes to Consolidated Financial Statements
(Expressed in United States Dollars)

Years ended February 28, 2001, February 29, 2000 and February 28, 1999

12. Segmented information (continued):

Geographic segments:

2001	Canada	United States	Total
Gross revenue	$ 327,935	$2,252,518	$ 2,580,453
Location of assets:
Fixed assets	$ 60,790	$ 2,365,607	$ 2,426,397
Goodwill	-	2,264,353	2,264,353


2000	Canada	United States	Total
Gross revenue	$ 247,526	$457,392	$ 704,918
Location of assets:
Fixed assets	$ 178,828	$ 1,748,029	$ 1,926,857

Product Sales:

	2001	2000	1999
Call Center service revenues	$ 710,153	$ 333,222	$ 175,563
Catalogue product resale revenues	327,935	247,526	-
Internet consulting and web site development	1,119,553	95,816	-
E'commerce product resale revenues	309,955	-	-
E'commerce commission revenues	112,867	28,354	-

	2,580,453	704,918	175,563

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