Form 10-Q
period 2001-08-31
VIRTUALSELLERS COM INC
filed 2001-10-22
CIK 790948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2001

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

As of October 1, 2001, there were 163,275,171 shares of the Registrant's common shares issued and outstanding.

PART I FINANCIAL INFORMATION

ITEM 1 Financial Statements

DISCLOSURE

To: The Shareholders of
VirtualSellers.com, Inc.

It is the opinion of management that the interim financial statements for the quarter ended August 31, 2001 include all adjustments necessary in order to ensure that the financial statements are not misleading.

Chicago, Illinois
Date: October 22, 2001

/s/ Dennis Sinclair
Director of VirtualSellers.com, Inc.

Consolidated Financial Statements (Expressed in United States dollars) VirtualSellers.com, Inc. Three months ended August 31, 2001 and 2000 Six months ended August 31, 2001 and 2000 (Unaudited)

VIRTUALSELLERS.COM, INC. Consolidated Balance Sheets (Expressed in United States dollars)
	August 31, 2001	February 28, 2001
(unaudited)
Assets
Current assets:
Cash and cash equivalents	$-	$606,262
Accounts receivable, net of allowance of $446,397 (February 28, 2001 - $197,769)	516,198	621,516
Employee receivable	31,435	33,609
Loan receivable	75,000	75,000
Inventories	89,339	36,813
Prepaid expenses and deposits	264,482	204,283
Total current assets	976,454	1,577,483
Fixed assets	4,118,151	2,426,397

Goodwill	2,698,945	2,264,353

Total assets	$7,793,550	$6,268,233

Liabilities and Stockholders' Equity
Current liabilities
Cheques issued in excess of funds on deposit	$74,065	$-
Accounts payable	699,431	1,024,223
Accrued liabilities	403,130	174,043
Deferred revenue	448,582	-
Current portion of long-term obligations	192,881	-
Total current liabilities	1,818,089	1,198,266

Long-term obligations	43,898	-

Stockholders' equity:
Common shares, no par value (note 4):
Authorized: 200,000,000 common shares
Issued and outstanding: 143,107,322
(February 28, 2001 - 127,234,749)	112,017,582	107,521,482
Shares to be issued	7,364,267	4,705,000
Additional paid in capital	76,400	-
Accumulated deficit	(113,526,686)	(107,156,515)
Total stockholders' equity	5,931,563	5,069,967
Total liabilities and stockholders' equity	$7,793,550	$6,268,233

Future operations (note 1)
Commitment and contingencies (note 8)
See accompanying notes to consolidated financial statements.
Approved on behalf of the Board:
/s/ signed Director	/s/ signed Director

VIRTUALSELLERS.COM, INC.
Consolidated Statements of Operations Deficit
(Unaudited)
(Expressed in United States dollars)

	Three months ended		Six months ended
	August 31,		August 31,
	2001	2000	2001	2000

Revenue	$860,783	$727,474	$1,437,697	$1,228,503
Costs and expenses:
Direct costs	293,057	127,593	536,164	288,993
Selling, general and
administrative expenses	2,168,137	2,104,715	3,845,574	3,750,544
Depreciation	236,781	528,530	645,003	642,349
Write down of equipment (note 1)	1,330,000	-	1,330,000	-
Impairment provision for goodwill (note 8(b))	1,522,758	-	1,522,758	-
	5,550,733	2,760,838	7,879,499	4,681,886

Loss before other income (expense)	4,689,950	2,033,364	6,441,802	3,453,383

Other income (expense):
Interest revenue	1,633	-	5,370	-
Lawsuit settlement (note 8(b))	96,528	-	96,528	-
Miscellaneous	(17,157)	22,797	(30,267)	30,715
	81,004	22,797	71,631	30,715

Loss for the period	$4,608,946	$2,010,567	$6,370,171	$3,422,668

Loss per share - basic and diluted	$0.03	$0.02	$0.05	$0.03

Weighted average number of shares outstanding - basic and diluted	136,173,813	125,900,055	132,028,217	127,357,375

See accompanying notes to consolidated financial statements.
VIRTUALSELLERS.COM, INC. Consolidated Statements of Stockholders' Equity (Unaudited) (Expressed in United States dollars)
	Number of common shares	Common share amount	Shares to be issued/ additional paid in capital	Accumulated deficit	Total

Balance, February 29, 2000	123,001,504	$102,492,038	$-	$(100,445,398)	$2,046,640

Shares issued during the year:
Exercise of CCAA warrants	1,170,060	-	-	-	-
For cash pursuant to private placements	1,730,375	4,310,800	-	-	4,310,800
For employees' and directors' compensation	1,295,000	754,950	-	-	754,950
For settlement of debt	49,629	19,344	-	-	19,344
For consulting services	388,181	45,000	-	-	45,000
Issued on acquisition of Sullivan Park	200,000	375,000	-	-	375,000
Shares to be issued on acquisition of Sullivan Park	-	-	2,700,000	-	2,700,000
Shares to be issued for cash received pursuant to private placements	-	-	2,005,000	-	2,005,000
Share issue costs	-	(475,650)	-	-	(475,650)
Loss for the year	-	-	-	(6,711,117)	(6,711,117)

Balance, February 28, 2001	127,834,749	107,521,482	4,705,000	(107,156,515)	5,069,967

Shares issued during the period:
Exercise of CCAA warrants	732,433	-	-	-	-
Issued for acquisition of Sullivan Park	6,500,000	2,210,000	(2,700,000)	-	(490,000)
Shares to be issued for acquisition Of Healthtrac	-	-	4,600,000	-	4,600,000
Issued on acquisition of Med Wire assets	241,935	150,000	-	-	150,000
Issued on acquisition of specific assets of Healthscape	631,579	240,000	-	-	240,000
Shares issued for cash received pursuant to private placements	7,357,626	1,972,500	(1,972,500)	-	-
Shares to be issued for settlement of debt	-	-	971,767	-	971,767
Shares returned to treasury and cancelled	(191,000)	(76,400)	76,400	-	-
Shares to be issued for cash received pursuant to private placements	-	-	1,760,000	-	1,760,000
Loss for the period	-	-	-	(6,370,171)	(5,540,171)

Balance, August 31, 2001	143,107,322	$112,017,582	$7,440,667	$(113,526,686)	$6,761,563

See accompanying notes to consolidated financial statements
VIRTUALSELLERS.COM, INC. Consolidated Statements of Cash Flows (Unaudited) (Expressed in United States dollars)
	Three months ended		Six months ended
	August 31,		August 31,
	2001	2000	2001	2000

Cash provided by (used in):

Operating activities:
Loss for the period	$(4,608,946)	$(2,010,567)	$(6,370,171)	$(3,422,668)
Items not involving cash:
Write-down of equipment (note 1)	1,330,000	-	1,330,000	-
Impairment provision for goodwill (note 8(b))	1,522,758	-	1,522,758	-
Non-cash compensation expense	-	602,600	-	802,600
Non-cash services and purchases	-	11,232	-	19,344
Depreciation and amortization	236,781	528,530	645,003	642,349
Change in non-cash operating working capital
Accounts and employee receivable	583,557	75,078	611,666	(331,103)
Prepaid expenses and advances	29,040	59,103	77,869	103,875
Inventories	283,467	(500)	18,504	9,275
Accounts payable and accrued liabilities	(472,011)	(308,464)	(307,317)	(178,725)

Cash flow used in operating activities	(1,095,354)	(1,042,988)	(2,471,688)	(2,355,053)

Investing activities:
Acquisition of equipment (net)	(28,639)	(651,090)	(79,206)	(876,849)
Acquisition costs	(151,524)	-	(151,524)	-
Cash acquired on acquisition	57,091	3,248	57,091	3,248
Cash flow used in investing activities	(123,072)	(647,842)	(173,639)	(873,601)

Financing activities:
Cash received for common shares	675,000	75,000	1,760,000	4,308,350
Long-term debt	205,000	-	205,000	-
Cheques in excess of funds on deposit	74,065	-	74,065	-
Other	-	-	-	(450,000)
Cash flow provided by financing activities	954,065	75,000	2,039,065	3,858,350

Increase (decrease) in cash and cash equivalents	(338,426)	(1,615,830)	(680,327)	629,696

Cash and cash equivalents, beginning of period	264,361	2,693,370	606,262	447,844

Cash and cash equivalents, end of period	$(74,065)	$1,077,540	$(74,065)	$1,077,540

Non-cash transactions and supplemental disclosures (note 7).

See accompanying notes to consolidated financial statements.
VIRTUALSELLERS.COM, INC. Consolidated Statements of Cash Flows (Unaudited) (Expressed in United States dollars) Three months ended August 31, 2001 and 2000 Six months ended August 31, 2001 and 2000
1	Future operations:

These financial statements have been prepared on the going concern basis, which assumes the realization of assets and the settlement of liabilities in the normal course of business. The application of the going concern concept is dependent on the Company's ability to generate future profitable operations and receive continued financial support from its shareholders and from external financing. The Company incurred a loss from operations of $6,370,171 (2000 - $3,422,668) for the six months ended August 31, 2001 and has an accumulated deficit of $113,526,686 (2000 - $107,156,515) at August 31, 2001. At August 31, 2001, the Company has no cash. During the six months ended August 30, 2001, the Company required $2,471,688 in cash to fund operations, $79,206 in cash to fund equipment purchases, $151,524 in cash related to acquisition costs of Healthtrac, received $57,091 in cash on acquisition of a business, received $1,760,000 in cash from private placements for a net cash outflow of $680,327. In addition, at August 31, 2001 the Company has a working capital deficit of $841,635.

Given the continuing losses from the Company's E'Commerce segment, management has reduced its activity in this segment by closing Sullivan Park operations and rationalizing he Virtualsellers operations. An impairment charge of $1,522,758 for goodwill and $1,330,000 for equipment has been recorded.

Management intends to focus its business on the operations of the acquisition of Healthtrac, Inc. Management is of the opinion that, in the near term, sufficient working capital will be obtained from external financing to meet the Company's liabilities and commitments as they become due. However, there can be no certainty that such financing will be available. To date, subsequent to August 31, 2001 the Company has raised $260,000 external financing through the issuance of private placements (note 9). If the Company is unable to obtain sufficient funds for operations, it will be required to reduce operations or liquidate assets.

2	Significant accounting policies:
(a) Basis of presentation:

These unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Except as disclosed in note 18 of the Company's annual audited consolidated financial statements as at February 29, 2001, these principles do not differ materially from accounting principles generally accepted in the Canada.

These interim consolidated financial statements do not include all disclosures required by accounting principles generally accepted in the United States or required by Canadian generally accepted accounting principles for annual financial statements, and accordingly, these interim consolidated financial statements should be read in conjunction with the Company's most recent annual consolidated financial statements. These interim consolidated financial statements follow the same accounting policies and methods of application used in the Company's audited annual consolidated financial statements as at and for the year ended February 28, 2001.

VIRTUALSELLERS.COM, INC. Consolidated Statements of Cash Flows (Unaudited) (Expressed in United States dollars) Three months ended August 31, 2001 and 2000 Six months ended August 31, 2001 and 2000
2	Significant accounting policies (continued):
	(a)	Basis of presentation (continued):

These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All subsidiaries were acquired from unrelated parties and have been accounted for using the purchase method. Their results of operations have been included from the respective effective dates of acquisition. All significant intercompany balances and transactions have been eliminated.

		Canadian subsidiaries	United States subsidiaries

		Canadian-American Communications Inc.	Northnet Telecommunications Inc.
		Canadian Northstar Transmission Systems Ltd.	eCommerce Solutions inc.
		Preferred Telemangement Inc. ("PTI)	Sullivan Park, LLC ("Sullivan Park")
		Cam-Net Cellular Inc.	Healthtrac, Inc.

	(b)	Revenue recognition:

Health segment:

Service revenues for the evaluation of health assessment questionnaires and the development and monitoring of health education plans are deferred and amortized over the estimated service period based on historical experience of proportional costs incurred by the company to perform such services.

Sales of publications and written materials are recognized upon shipment, at which time title is transferred to the customer.

Royalty revenue from licensing of the Company's software is recognized in accordance with the provisions of SOP 97-2 "Software Revenue Recognition", which has been amended by SOP 98-4 and SOP 98-9. Royalty revenue is recognized upon the completion and assessment of questionnaires returned to the licensee.

	(c)	Loss per share:

Loss per share has been calculated using the weighted average number of shares outstanding during the year. Diluted loss per share has not been presented for 2001 or 2000 as the impact of all outstanding convertible securities would be to reduce the loss per share.

VIRTUALSELLERS.COM, INC. Consolidated Statements of Cash Flows (Unaudited) (Expressed in United States dollars) Three months ended August 31, 2001 and 2000 Six months ended August 31, 2001 and 2000
3	Acquisition of the business of Healthtrac, Inc.:

On August 3, 2001, the Company acquired the business of Healthtrac, Inc. ("Healthtrac") which operates an analytical health assessment program. The Company is to issue 13,529,412 common shares having a market value of $0.34 per share for a total of $4,600,000 in share consideration. This acquisition has been accounted for as a purchase of the business of Healthtrac under the purchase method with effect from August 3, 2001.

Details of the fair value assigned to the assets acquired and liabilities assumed in the acquisition are as follows:

Assets acquired:
Current assets	$770,363
Equipment	51,033
Software technology	2,894,923
Goodwill	2,698,945
6,415,264

Liabilities assumed:
Current liabilities	1,187,929
Long-term debt	475,811
1,663,740

Net assets acquired	$4,751,524

Consideration paid:
Shares to be issued	$4,600,000
Acquisition costs	151,524

$4,751,524

If the acquisition of Healthtrac had occurred at the beginning of the six month period ending August 31, 2001 presented the pro forma results of selected operating accounts of the Company would be as follows:

	Six months ended August 31, 2001	Year ended February 28, 2001

Revenues	$3,068,491	$6,712,775
Loss for the period	7,858,814	8,920,886
Loss per common share	0.06	0.07

VIRTUALSELLERS.COM, INC. Consolidated Statements of Cash Flows (Unaudited) (Expressed in United States dollars) Three months ended August 31, 2001 and 2000 Six months ended August 31, 2001 and 2000
4	Share capital:
	(a)	Authorized:
200,000,000 common stock without par value
150,000,000 class A preference stock without par value
150,000,000 class B preference stock without par value
	(b)	Commitments to issue common shares:

The Company has committed to issue 13,000,000 shares to former creditors under a reorganization plan. As at August 31, 2001, 10,581,455 (February 28, 2001 - 9,849,022) shares have been issued to creditors leaving an outstanding commitment to issue 2,418,545 (February 28, 2001 - 3,150,978) shares.

	(c)	Warrants:

At May 31, 2001, the Company had 1,000,000 share purchase warrants outstanding. Each warrant entitled the holder to purchase one common share for CDN$1.00. These options expired unexercised on June 30, 2001.

On August 3, 2001, the Company issued 50,000 share purchase warrants to a former employee in place of 45,000 options previously granted to that employee. The warrants expire on August 3, 2011. Each warrant entitles the holder to purchase one common share for $0.24. As at August 31, 2001, 50,000 of these warrants were unexercised.

On August 3, 2001, the Company issued 20,000 share purchase warrants which expire July 16, 2003. Each warrant entitles the holder to purchase one common share for $0.40. As at August 31, 2001, 20,000 of these warrants were unexercised.

	(d)	Stock options:

The Company has a stock option plan, which allows the Company, at the discretion of the Board of Directors, to issue options to employees, directors and consultants to purchase common shares of the Company. Stock purchase options are granted having exercise prices based on the market price at the date of grant. The stock options expire at various dates ranging from May 19, 2010 to August 3, 2011. The stock options vest in accordance with each individual stock option agreement.

	VIRTUALSELLERS.COM, INC. Consolidated Statements of Cash Flows (Unaudited) (Expressed in United States dollars) Three months ended August 31, 2001 and 2000 Six months ended August 31, 2001 and 2000
4	Share capital (continued):
	(d)	Stock options (continued):
		The following summarizes changes in stock options since February 28, 2001:

			Shares	Weighted average exercise price

		Outstanding, February 28, 2001	7,952,500	$0.54
		Granted	1,621,000	0.40
		Expired	-	-
		Forfeited	(2,084,250)	0.56

		Outstanding, August 31, 2001	7,489,250	$0.49

		The following summarizes the repricing of options during the six month period ending August 31, 2001. The above weighted average exercise prices reflect the revised exercised prices:

		Number of shares	Initial exercise price	New exercise price

		2,400,000	$0.56	$0.40

	VIRTUALSELLERS.COM, INC. Consolidated Statements of Cash Flows (Unaudited) (Expressed in United States dollars) Three months ended August 31, 2001 and 2000 Six months ended August 31, 2001 and 2000
4	Share capital:
	(d)	Stock options (continued):
		The Company has the following stock purchase options outstanding and vested at August 31, 2001:

			Number	Price	Expiry

		Employee	15,000	$0.56	May 19, 2010
		Employee	60,000	0.40	June 28, 2010
		Directors	1,000,000	0.40	July 28, 2010
		Employees	1,723,250	0.56	July 28, 2010
		Employee	25,000	0.56	August 29, 2010
		Director	1,000,000	0.56	August 31, 2010
		Directors	300,000	0.56	September 25, 2010
		Employee	1,000,000	0.56	October 23, 2010
		Directors	600,000	0.40	November 1, 2010
		Employees	50,000	0.56	November 1, 2010
		Employees	95,000	0.56	January 2, 2011
		Employee	5,000	0.40	March 6, 2001
		Directors	1,300,000	0.40	April 24, 2011
		Employees	190,000	0.40	April 24, 2011
		Employee	26,000	0.40	August 3, 2011
		Employee	100,000	0.37	August 3, 2011

VIRTUALSELLERS.COM, INC. Consolidated Statements of Cash Flows (Unaudited) (Expressed in United States dollars) Three months ended August 31, 2001 and 2000 Six months ended August 31, 2001 and 2000
4	Share capital (continued):
(e)	Stock-based compensation:

The Company applies the intrinsic value principles of APB Opinion No. 25 in accounting for the Plan. As options are granted having exercise prices based on the market price at the date of the grant, no compensation cost has initially been recognized for stock options granted in these financial statements. Repriced options granted to employees (note 4 (d)) are accounted for by the variable method, whereby the intrinsic value will be remeasured at each reporting date with any increase in intrinsic value charged against income, until such time as the repriced options are exercised, expire or are otherwise forfeited. For the six month period ending August 31, 2001 no compensation expense had been recognized with respect to the repriced options. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below. If the fair value method had been used compensation for stock options granted to directors, officers and employees of $140,000 would have been recorded, during the three months to August 31, 2001, and $690,000 during the six months to August 31, 2001 increasing the reported loss by such amount. Accordingly, the pro forma loss and loss per share are as follows:

		Three months ended August 31, 2001	Six months ended August 31,2001

	Loss for the period	$4,748,946	$7,060,171
	Loss per share	0.03	0.05

The fair value of options granted during the year was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rate of 6%; no annual dividends; expected lives equal to one-half the option lives; and volatility of 142%.

5	Segmented information:

The Company has four operating segments - a healthcare division, a call center division, a catalogue division ("CallDirect") and an e'commerce division ("Virtualsellers.com"). The health division, call center and e'commerce segments are located in the United States and the catalogue segment is located in British Columbia, Canada. Segmented information for the six months ended August 31, 2001 and 2000 is as follows:

	VIRTUALSELLERS.COM, INC. Consolidated Statements of Cash Flows (Unaudited) (Expressed in United States dollars) Three months ended August 31, 2001 and 2000 Six months ended August 31, 2001 and 2000
5	Segmented information (continued):

	August 31, 2001

	Operating segments:

		Healthcare segment	Call Centre segment	Catalogue segment	Ecommerce segment	Total

	Gross revenue	$145,823	$590,590	$145,140	$556,144	$1,437,697

	Segment loss	$152,951	$170,902	$163,540	$4,065,847	$5,383,240
	Corporate	-	-	-	-	986,931

	Loss for the period	$152,951	$170,902	$163,540	$4,065,847	$6,370,171

	Segment assets	$6,197,364	$302,331	$86,471	$783,134	$7,369,300
	Corporate assets	-	-	-	-	424,250

	Total assets	$6,197,364	$302,331	$86,471	$783,134	$7,793,550

	Equipment additions:
	Equipment	$491,033	$30,277	$142	$8,680	$530,132
	Corporate	-	-	-	-	3,977

		$491,033	$30,277	$142	$8,680	$534,109

	Depreciation and amortization expense:
	Equipment	$1,474	$30,467	$14,793	$556,571	$603,305
	Corporate assets	-	-	-	-	41,698

		$1,474	$30,467	$14,793	$556,571	$645,003

	Geographic segments:

				Canada	USA	Total

	Gross revenue			$145,140	$1,292,557	$1,437,697

	Location of assets:
	Equipment			$15,685	$4,102,466	$4,118,151
	Goodwill			-	2,698,945	2,698,945

				$15,685	$6,801,411	$6,817,096

	VIRTUALSELLERS.COM, INC. Consolidated Statements of Cash Flows (Unaudited) (Expressed in United States dollars) Three months ended August 31, 2001 and 2000 Six months ended August 31, 2001 and 2000
5	Segmented information (continued):

	August 31, 2000

	Operating segments:

		Healthcare segment	Call Centre segment	Catalogue segment	Ecommerce segment	Total

	Gross revenue	$-	$244,892	$165,361	$818,250	$1,228,503

	Segment loss	$-	$80,378	$35,608	$1,551,952	$1,667,938
	Corporate	-	-	-	-	1,754,730

	Loss for the period	$-	$80,378	$35,608	$1,551,952	$3,422,668

	Segment assets	$-	$127,565	$238,503	$5,500,259	$5,866,327
	Corporate assets	-	-	-	-	1,088,362

	Total assets	$-	$127,565	$238,503	$5,500,259	$6,954,689

	Equipment additions:
	Equipment	$-	$8,973	$773	$867,103	$876,849
	Corporate	-	-	-	-	-

		$-	$8,973	$773	$867,103	$876,849

	Depreciation and amortization expense:
	Equipment	$-	$13,866	$-	$624,451	$638,387
	Corporate assets	-	-	-	-	3,962

		$-	$13,866	$-	$624,521	$642,349

	Geographic segments:

				Canada	USA	Total

	Gross revenue			$165,361	$1,063,142	$1,228,503

	Location of assets:
	Equipment			$92,545	$2,341,786	$2,434,331
	Goodwill			-	2,767,542	2,767,542

				$92,545	$5,109,328	$5,201,873

VIRTUALSELLERS.COM, INC. Consolidated Statements of Cash Flows (Unaudited) (Expressed in United States dollars) Three months ended August 31, 2001 and 2000 Six months ended August 31, 2001 and 2000
6			Related party transactions:

Payments totaling nil (six months ended August 31, 2000 - $450,000) were made to the Company's President (and Director) and Concept 10 Inc., a wholly-owned subsidiary of the Company's President (and Director), during the six months ended August 31, 2001 for services rendered in connection with a private placement of common shares.

7	Non-cash transactions and supplemental disclosures:
	The Company had the following material non-cash transactions:

			2001	2000

	Issuance of shares for:
		Employee and director compensation	$-	$802,600
		Settlement of debt	971,767	19,344
		Acquisition of Sullivan Park	-	375,000
		Acquisition of Med Wire assets	150,000	-
		Acquisition of Healthtrac	4,600,000	-
		Acquisition of Healthscape assets	240,000	-

			$5,961,767	$1,196,944

8	Commitments and contingencies:
	(a)	Executive compensation:

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

VIRTUALSELLERS.COM, INC. Consolidated Statements of Cash Flows (Unaudited) (Expressed in United States dollars) Three months ended August 31, 2001 and 2000 Six months ended August 31, 2001 and 2000
8	Commitments and contingencies (continued):
(b) Legal proceedings:
(i) Sullivan Park:

The former owner of the business of Sullivan Park, which was acquired by the Company on June 1, 2000, had filed a claim against the Company alleging that the Company was in default of the terms of the purchase agreement between the Company and the former owner. Under the terms of the agreement, the Company was required to issue $2,700,000 in registered common shares of the Company to the former owner within one year of the acquisition date of Sullivan Park. The Company had filed a counter claim against the former owner of Sullivan Park, which alleges that the former owner made inaccurate representations to the Company with respect to the business of Sullivan Park. On July 18, 2001 the Company reached a settlement with the former owner of Sullivan Park. As part of the settlement, the Company agreed to issue 6,500,000 common shares of the Company to the former owner of Sullivan Park. The Company also agreed to pay the former owner $8,885 to reimburse him for expenses he had incurred on the Company's behalf. The settlement results in reducing goodwill by $490,000, which has a corresponding reduction in share capital.

Upon settlement of the lawsuit, Sullivan Park operations ceased. Consequently, an impairment provision of $1,522,758 relating to the goodwill has been recorded.

(ii) Vancouver Telephone Company Limited

On July 17, 2001 the Company reached a settlement for a lawsuit against one of its former customers. The settlement grants the Company CDN$275,000 to be received in various payments over eight months, with final payment on February 1, 2002. The Company is recognizing the funds upon receipt.

	VIRTUALSELLERS.COM, INC. Consolidated Statements of Cash Flows (Unaudited) (Expressed in United States dollars) Three months ended August 31, 2001 and 2000 Six months ended August 31, 2001 and 2000
8	Commitments and contingencies (continued):
	(c)	Operating leases:
		The Company is committed to annual office and equipment rental payments for the next four years as follows:

		Year ending February 28:

		2002	$351,244
		2003	383,596
		2004	377,961
		2005	189,262
		2006	128,309

			$1,430,372

9.	Subsequent events:
	Private placements:
	To October 19, 2001, the Company has received $500,000 in common share subscriptions for the issuance of common shares.

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

All figures are in United States Dollars unless otherwise stated.

During the quarter ended August 31, 2001, we continued our transition from providing turnkey e-commerce transaction processing and customer services to small and medium-sized businesses. to a provider of enterprise application development solutions focussed on the health and wellness sector.

Some of our recent highlights and accomplishments include the completion of two acquisitions in an effort to build our Health & Wellness Portal, and the launch of our new healthcare vertical at "www.healthtrac.com".

During the period, management continued to centralize and consolidate some of the functions of our company's wholly owned subsidiaries in an effort to produce cost efficiencies through the elimination of certain duplicated processes and operating functions. Management anticipates maximizing operating efficiencies by eliminating certain non-core assets and repositioning and combining complimentary resources.

Management has determined that the market served by our Sullivan Park subsidiary has changed significantly since the acquisition of the subsidiary in June of 2000. Many of the initial goals and objectives have not been met and the related operational expenditures are no longer in line with the current sales levels. As a result, some of the operations and functions of this subsidiary were consolidated into other internal operational centers during the quarter ended August 31, 2001 and the Los Angeles, California office was shut down.

Management feels that these changes will allow for more focused concentration on our most promising market segments, at the same time minimizing costs and distractions associated with under-performing units.

Call Center Operations

During the quarter, sales at Northstar increased 138% over the same quarter a year ago. In the past, we provided services to a limited number of cable television operators and internet service providers in the United States. We have expanded the scope of our call center operations and now have over 40,000 cable and other subscribers, and handle approximately 50,000 transactions per month and 35,000 calls per month.

E-commerce Operations

Through VirtualSellers.com, we provide a turnkey e-commerce transaction processing service to businesses with existing Internet websites and also develop, maintain and host e-commerce capable websites for businesses without existing websites.

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

Through its professional services group, VirtualSellers.com also provides customized Internet design, development, deployment and project management services. VirtualSellers.com begins by conducting a feasibility study which outlines business objectives and defines possible solutions. After selecting the appropriate business solutions, VirtualSellers.com provides system, database, security, backup and recovery design services, as well as detailed system and program specifications. At this point, VirtualSellers.com can develop and document the required solution, including the preparation of user, training and system documentation. VirtualSellers.com then implements the solution, including the installation of hardware and software, training, data conversion and testing.

Subsequent to the quarter end, we moved our e-commerce operations from Rolling Meadows, Illinois to our Greenwood, Indiana offices. At the date of this Form 10-Q, VirtualSellers.com intends to continue providing e-commerce transaction processing services under contracts currently in existence. Following the expiration of the contracts, our company will review the services currently offered by VirtualSellers.com. In the future, we intend to focus on our healthcare division, including the operations of Medwired Corporation and Healthtrac, Inc.

TAME

VirtualSellers.com uses its proprietary programming software language, TAME, to deliver these end-to-end e-commerce solutions. TAME V is now available for Internet Service Providers (ISPs), Web developers and networking programmers. The new version of TAME is a faster, easier, and more powerful version than its predecessors. This high performance, platform independent, server-side programming package is used to produce Web pages, Web-based applications, and e-commerce applications. It serves as the "glue" between many Web-based platforms, languages and legacy systems, including XML and XSL applications, and in the future, Microsoft's .NET.

As a leader in platform independence, TAME V can be deployed on Linux, UNIX or Windows NT. Its distinct advantage lies in reducing the complexity of accessing application programming interfaces (APIs), ODBC and most other files systems. TAME V simplifies how systems and software work together and requires 25 percent less code than Java Script. The smaller code package reduces the amount of space required for files to move through a network, reducing bandwidth usage. Programming in TAME is consistent, requiring less programming time and a lower level programming skill set, resulting in lower labor rates.

With these enhancements to TAME V, lesser-skilled programmers can produce results immediately. If a unique or complex problem arises, an average C programmer can be brought in to identify and solve the problem. The solution can then be given to the script coders for manipulation. TAME software also provides additional core functionality that is easily inserted into the language, allowing script programmers to tackle the application scripting and continue with the creative process to make the application attractive to the end user.

The installation of TAME is very simple, utilizing fully automated standard installation software that is familiar to most Web-servers, allowing for quick installation and configuration of the product. Once installed, no further action is required except, perhaps, when adding any optional application modules.

TAME is based on objects and is extensible, so new objects or functions may be created in C or C++ and will result as an extension of the Web-server as dynamic libraries. This gives the TAME software unlimited flexibility and control. For the most part, the developers may replace or add objects, file routines, database access or any other functions as they see fit, thus avoiding interface problems that invariably arise with other less flexible scripting languages. In addition, any code developed as business rules are now reusable among many applications, providing a greater and quicker return on investment.

TAME has the ability to converse with multiple databases on any platform, using ODBC connectivity. This eliminates the need for custom connections with custom software specific to those connections, so that the requirement to move to another platform is eliminated.

Shopping

Our "Shopping" portal hosts a number of vendors offering a vast selection of products including books, crafts, gifts, jewellery and sports related merchandise. Each vendor offers its own shopping basket so that all transactions are handled individually and independently through a single vendor. Once a shopper has made his or her final selection, the shopper proceeds to the secure checkout and selects a method of payment. The shopper will receive confirmation of the purchase and the product is shipped as promptly as possible. Live customer service representatives are available 24 hours a day, 7 days a week to answer any questions or inquiries.

CallDirect Operations

We also operate as a catalogue reseller of telephone-related equipment, as well as of products such as multimedia, entertainment, travel, security and computer accessories for offices and homes through our subsidiary Preferred Telemanagement Inc., doing business as CallDirect Enterprises. CallDirect is based in Delta, British Columbia, Canada.

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

Based on the Practice Portal software, we are continuing to develop a Health & Wellness Portal to be used by physicians, pharmacies, employers and other group health providers and individual health care consumers to provide web-based health and wellness services and products. The Health and Wellness Portal will eventually consist of modules that can be used individually or in various combinations to offer integrated health-care content, including web-based communications and transactions between physicians, pharmacists and patients, and personalized health care profiles and programs.

On June 26, 2001, we acquired Healthscape, Inc.'s proprietary software (and related intellectual property) for the sum of $245,000, $5,000 of which was paid in cash, with the balance paid in 631,579 shares of our common stock at a fair value of $0.38 per share. The Healthscape Expert System analyzes each user's progress and the user health profile and provides tailored information to help each user meet their unique health goals. The Healthscape software, known as the Healthscape Expert System, is expandable to include new healthcare related applications and scalable to accommodate a growing user base.

On July 11, 2001, we entered into a Merger Agreement between our company, Healthtrac Corporation, our newly formed wholly owned subsidiary, and Healthtrac, Inc. to acquire the common and preferred stock of Healthtrac, Inc. at a cost of 13,529,412 common shares in the capital of our company. As part of the Merger Agreement, we assumed a debt owed to a third party of $892,459.27, which we have settled for $500,000, payable in shares of our common stock at a price per share of $0.265. Also as part of the Merger Agreement, we obtained a loan for $110,000 at an interest rate of 1% over the Bank of America's prime rate from Queensland Teachers Union Health Fund Limited. The loan is convertible at Queensland's option into shares of our common stock on the date of maturity of the loan at a price that is equal to the price per share equal to the ten-day average closing price for the ten trading day period ending on the repayment date. Queensland also agreed to convert approximately $484,763.51 of debt owed by Healthtrac, Inc. to Queensland into shares of our common stock at a price of $0.265. Queensland further agreed to lend Healthtrac Corporation monies, as and when needed over a period of nine months after the closing of the merger, for the purpose of purchasing books for resale to Healthtrac, Inc.'s customers. The acquisition of Healthtrac, Inc. closed on August 3, 2001, although there are a number of post-closing obligations to be complied with, including the issuance of certain common shares.

The acquisition of Healthtrac, Inc. provides a health education and wellness channel on our Health and Wellness portal. Healthtrac, Inc. operates a state-of-the-art, analytical health-assessment program developed by Dr. James F. Fries, a renowned medical researcher and professor at Stanford University. Healthtrac, Inc. was established in 1984 with the mission of improving personal health and reducing employers' cost of providing health-care benefits to employees. By tracking an individual's state of health and health-oriented behaviors, Healthtrac, Inc. can identify health risks and, through prevention, early detection and prompt treatment, reduce the cost of providing health benefits.

Healthtrac, Inc. currently has four categories of programs: basic, senior, high-risk for specific conditions, and prenatal care. Each of these programs is designed to assess health status, identify risks, and provide educational interventions that promote positive change. All Healthtrac, Inc. Programs employ four essential strategies:

- analysis of the participant's health status using health assessment questionnaires;

- development of a personal action plan-tailored to the individual's needs and readiness to change-that is designed to increase self-efficacy and reduce health risks;

- education in wise and appropriate medical care decision-making; and

- ongoing reinforcement of positive health habit changes through periodic health assessment, serial tracking of changes in health status and health risks, and targeted health promotion messages.

Healthtrac, Inc.'s research demonstrates that a small few can account for the majority of medical resources-20% of a given population uses 50-80% of the healthcare dollars. Healthtrac Inc.'s predictive algorithm identifies individuals with higher health risk who are more likely to incur high health costs. By intervening with and educating those at high risk, Healthtrac, Inc. can prevent or reduce the use of high cost health resources. The high-risk program consists of the following Accent Modules that focus on specific lifestyle risks or chronic health conditions:

Arthritis, Asthma, Back Pain, Diabetes, Combined Lifestyle Risks (poor nutrition, inactivity), Lung and Respiratory Diseases, Heart Disease, High Blood Pressure, Parkinson's Disease, Obesity, Stroke and Stress

Healthtrac, Inc.'s Customers

Managed Care Organizations and Health Plans

Managed care organizations and health plans are looking for ways to integrate their call centers, care management programs, and/or health education programs with complimentary and state-of-the art programs. Due to the advent of "risk" arrangements for the managed care population and Medicare programs, these complimentary programs need to be cost effective. Managed care organizations and health plans are clear in their objectives to:

- identify high risk members;

- refer members to low cost, high yield interventions and programs such as health education, disease management or case management;

- collect data to track member progress and evaluate program effectiveness; and

- interface with internal areas of the organization or with external vendors.

Employer Groups

Healthtrac, Inc. has a well-established record of success with major employer clients, particularly those that are self-insured. Health care costs have been reduced among employer groups using the Healthtrac program. Additionally, in today's very competitive employer market, Healthtrac, Inc. programs are used to retain and recruit employees.

Settlement of the Lawsuit Commenced by the Former Owner of Sullivan Park, LLC

We recently settled a lawsuit (the "Sullivan Park Lawsuit") commenced by the former owner of Sullivan Park, LLC, with respect to the number of shares to be issued to the former owner under the terms of the Acquisition Agreement between our company and Sullivan Park, LLC and Edward Sharpless. See Part II - Item 1 Legal Proceedings for details with respect to the settlement of the Lawsuit.

This dispute had a negative impact on the revenues generated at our e-commerce division for the three months ended August 31, 2001. Revenues have increased over the same three month period ended August 31, 2001 but have declined compared to the more recent quarters ended prior to the commencement of the Sullivan Park Lawsuit. As a result, we consolidated the operations and functions of Sullivan Park and closed the Los Angeles, California office. We believe that the decline in revenues was temporary and will increase now that the Lawsuit has been settled.

Settlement of the Lawsuit Commenced by CamNet Communications Inc.

On July 17, 2001, we settled a lawsuit (the "VanTel Lawsuit") commenced by our subsidiary CamNet Communications Inc. against Vancouver Telephone Company Limited The parties agreed that Cam-Net Communications Inc. would be granted judgment against Vancouver Telephone Company Limited in the amount of CDN$275,000 as at July 17, 2001. See Part II - Item 1 Legal Proceedings for details with respect to the settlement of the VanTel Lawsuit.

Results of Operations

Three Months Ended August 31, 2001 Compared to Three Months Ended August 31, 2000

Revenues for the three months ended August 31, 2001 ("Q2 2001") of $860,783 increased $133,309 an increase of 18% from the revenues of $727,474 for the three months ended August 31, 2000 ("Q2 2000"). Revenues for the six month period ended August 31, 2001 ("YTD 2001") were $1,437,697 compared to $1,228,503 for the six month period ended August 31, 2000 ("YTD 2000"), an increase of 17%. The increase in revenues for Q2 2001 and YTD 2001 is primarily due to the additional customer volumes at our call center and at our e-commerce division due to the acquisition of Healthtrac, Inc.

At our call center, the Q2 2001 revenues increased to $403,119 compared to $169,086 for Q2 2000. YTD 2001 revenue is $590,590 compared to $244,892 for YTD 2000, an increase of 141%. Our call center generates revenue providing transaction processing and backroom services including inbound and outbound telemarketing, customer and technical support, customer order entry, centralized billing and collection, order fulfilment, customer dispatch functions and other related services. The increase in revenues from 2000 is due to an increase in the number of cable service customers and volumes of processing form existing customers.

The catalogue reseller segment earned revenues of $82,607 for Q2 2001 compare to revenues of $48,683 in Q2 2000. YTD 2001 revenue is $145,140 compared to $165,361 for YTD 2000, a decrease of 12%. The catalogue segment generates revenue primarily from the resale of telephone related equipment and secondly, from the resale of products such as multimedia, entertainment, travel, security and computer accessories for offices and residences. The decrease in revenues is related to the timing of the issuance of the catalogue. In Q2 2001, a new catalogue was released which was not the case in the prior year quarter.

The e-commerce segment earned revenues of $229,234 for the Q2 2001 compare to revenues from Q2 2000 of $549,295. Revenue earned YTD 2001 was $556,144 compared to $818,250 for YTD 2000. This segment includes Virtualsellers.com, and Sullivan Park effective June 1, 2000. The revenues are generated from the e-commerce transaction processing and website development, maintenance and hosting services to businesses. The decrease in revenue is due to the closing down of Sullivan Park in July 2001.

The healthcare segment was acquired effective August 3, 2001 and the revenue generated for Q2 2001 is $145,823. This segment includes the operations of Healthtrac, Inc., which provides innovative health management solutions to reduce costs and improve health outcomes.

Direct product costs in Q2 2001 were $293,057, compared to direct costs of $127,593 in Q2 2000, an increase of $165,464. Direct product costs YTD 2001 were $536,164 compared to YTD 2000 of $288,993. Our call center division primarily sells services and thus, has no direct product costs. However, due to the acquisitions in the e-commerce division and health segment direct costs have increased.

Selling, general and administrative expenses increased to $2,168,137 for Q2 2001 from $2,104,715 in Q2 2000. Selling, general and administrative expenses at our call center division increased from $178,029 to $389,626. The increase is due to an increase in the number of our call center's customers which increased the number of employees required to service the customers and related costs such as telephone, rent and office costs. Selling, general and administrative expenses for the catalogue reseller division were $22,660 for Q2 2000 and $115,723 for Q2 2001, consisting primarily of payroll costs, office rent, telephone, printing and postage and delivery expenses. Selling general and administrative expenses at the e-commerce division increased from $592,606 to $917,036, consisting primarily of payroll costs, office rent, telephone and internet fees. Corporate general and administrative expenses decreased to $518,668 in Q2 2001 from $1,190,001 in Q2 2000 due primarily to $602,600 in non-cash compensation expense recorded on the issuance of stock options during the Q2 2000. Selling, general and administrative expenses for Q2 2001 for the healthcare segment were $227,248 consisting primarily of consulting fees and payroll costs. Included in cost and expense for Q2 2001 is a write down of equipment of $1,330,000 and an impairment provision for goodwill of $1,522,758.

Depreciation and amortization decreased from $528,530 to $236,781, a decrease of $291,749 or 55% from Q2 2000 to Q2 2001. The decrease is due to the impairment provision taken for goodwill amortization on the closing down of Sullivan Park. YTD 2001 depreciation remains relatively consistent with YTD 2000 due to the acquisition of Sullivan Park in Q2 2000 and the closing in Q2 2001.

Included in other income (expense) are proceeds from a lawsuit settlement of $96,528 for Q2 2001.

For Q2 2001, we recognized a loss of $4,608,946 or $0.03 per share, compared to a loss of $2,010,567 or $0.02 per share for the Q2 2000. While the YTD 2001 loss was $6,370,171 compared to $3,422,668 for YTD 2000. The increase in the loss is due to the factors explained above.

Liquidity and Capital Resources

As at August 31, 2001, we had net working capital deficiency of $841,635. We have capital assets of $4,118,151, goodwill of $2,698,945, organization costs of $151,524 and long-term debt of $43,898 for net equity of $7,793,550.

During Q2 2001, we used $1,095,354 in cash to fund operations, $123,072 in cash to fund investing activities, which consisted of the acquisition of capital assets and other intangibles and netted $880,000 in cash from financing activities for a net decrease in cash of $338,426. We have cheques issued in excess of funds on deposit of $74,065.

We have historically funded operations through the issuance of our common shares. We expect to fund future operations and investments through the issuance of our common shares. We estimate our cash requirements for capital asset additions for the remainder of fiscal 2002 to be approximately $nil. We also estimate that cash flow from operations will be negative for the remainder of fiscal 2002, and thus, will require additional financing in order to continue operations. We estimate that further cash requirements of approximately $800,000 will be required to fund operations. There is no guarantee that we will be able to obtain the additional cash resources. Management believes that the additional cash resources will be available from private placements.

We will continue to search for appropriate acquisitions to compliment its existing operations. Where possible, we will pay for acquisitions through the issuance of our common shares.

On March 1, 2001, we acquired the business of Medwired Corporation for $50,000 in cash and 241,935 common shares for total proceeds of $200,000.

On June 26, 2001, we acquired Healthscape, Inc.'s proprietary software for $5,000 in cash and 631,579 of our common shares at a deemed price of $0.38 per share, for total proceeds of $245,000.

On July 11, 2001, we entered into a Merger Agreement between our company, Healthtrac Corporation, our newly formed wholly owned subsidiary, and Healthtrac, Inc. to acquire the common and preferred stock of Healthtrac, Inc. at a cost of 13,529,412 common shares in the capital of our company. As part of the Merger Agreement, we assumed a debt owed to a third party of $892,459.27, which we have settled for $500,000, payable in shares of our common stock at a price per share of $0.265. Also as part of the Merger Agreement, we obtained a loan for $110,000 at an interest rate of 1% over the Bank of America's prime rate from Queensland Teachers Union Health Fund Limited. The loan is convertible at Queensland's option into shares of our common stock on the date of maturity of the loan at a price that is equal to the price per share equal to the ten-day average closing price for the ten trading day period ending on the repayment date. Queensland also agreed to convert approximately $484,763.51 of debt owed by Healthtrac, Inc. to Queensland into shares of our common stock at a price of $0.265. Queensland further agreed to lend Healthtrac Corporation monies, as and when needed over a period of nine months after the closing of the merger, for the purpose of purchasing books for resale to Healthtrac Inc.'s customers. The acquisition of Healthtrac, Inc. closed on August 3, 2001, and will be accounted for under the purchase method of accounting.

On July 19, 2001, the lawsuit commenced by the former shareholder of Sullivan Park LLC was settled. Upon settlement, the operations of Sullivan Park Inc. were ceased.

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

Our TAME software and our other intellectual property are important to our continued operations and success. Our efforts to protect this intellectual property may not be adequate. Unauthorized parties may infringe upon or misappropriate our TAME software. In the future, litigation may be necessary to protect and enforce our intellectual property rights or to determine the validity and scope of our intellectual property, which could be time consuming and costly. We could also be subject to intellectual property infringement claims as the numbers of competitors grows. These claims, even if not meritorious, could be expensive and divert our attention from our continued operations. If we become liable to any third parties for such claims, we could be required to pay a substantial damage award or to develop comparable non-infringing intellectual property and systems.

The markets in which we compete are characterized by rapidly changing technology, evolving technological standards in the industry, frequent new websites, services and products and changing consumer demands. Our future success will depend on our ability to adapt to these changes and to continuously improve the performance, features and reliability of our service as compared to competitive services and products, and to the evolving demands of the marketplace, which we may not be able to do. In addition, the widespread adoption of new Internet, networking or telecommunications technologies or other technological changes could necessitate substantial expenditures to modify or adapt our services or infrastructure, which might impact our ability to become or remain profitable.

We anticipate that it will be necessary to continue to invest in and develop the TAME software on a timely basis to maintain our competitiveness. Significant capital expenditures may be required to keep our technology up to date. Investments in technology and future investments in upgrades and enhancements to software may not necessarily maintain our competitiveness. Our business is highly dependent upon our computer and software systems, and the temporary or permanent loss of such equipment or systems, through casualty, operating malfunction or otherwise, could have a materially adverse effect upon us.

In connection with the continued expansion and success of the operations of VirtualSellers.com, there are a number of factors which could have an adverse effect on our ability to generate revenue and continue such operations. Continued use of the Internet as a way of carrying on business is crucial to the continued success of VirtualSellers.com. Our success is dependent upon achieving significant market acceptance of our website, products and services by businesses who want to retail their products and services over the Internet. We cannot guarantee that such businesses will accept VirtualSellers.com, or even the Internet, as a replacement for traditional methods of retailing their products and services. Market acceptance of VirtualSellers.com depends upon continued growth in the use of the Internet generally and, in particular, as a method of businesses selling and retailing their products. The Internet may not prove to be a viable channel for these services because of inadequate development of necessary infrastructure, such as reliable network backbones or complimentary services, such as high-speed modems and security procedures for the transmission of confidential and private information, the implementation of competitive technologies, government regulation or other reasons. Failure to achieve and maintain market acceptance of VirtualSellers.com would seriously harm our business.

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

The projections and expectations in connection with our recent acquisitions of each of Healthscape, Inc. and Healthtrac, Inc., and the continued development of our Health and Wellness portal that we anticipate will set a precedent for wireless and Internet healthcare, could be affected by a number of factors which could have an adverse effect on our ability to successfully build and generate revenues from our proposed Health and Wellness portal. Those factors include, but are not limited to, risks and uncertainties relating to unforeseen difficulties in merging and integrating the businesses and technologies of each of Healthtrac, Inc., Healthscape, Inc. and Medwired Corporation, the emergence of companies with competing or superior health and wellness portals and healthcare related software, insufficient demand and market acceptance of VirtualSellers.com's Health and Wellness portal if and when such portal is completed, unforseen changes in governmental regulations and laws governing the use and dissemination of healthcare related information, developing or adapting the TAME software for use in the healthcare marketplace, unforeseen changes in the software and hardware technology used in connection with the Internet, mobile web-services and web-based computing, unforeseen claims in connection with our intellectual property rights in connection with TAME or any other software, continued development and maintenance of the infrastructure required for the Internet, continued and expanded use of the Internet as a basis for commerce, communication and computing, and the overall success of our company and our subsidiaries in general.

ITEM 3 Quantitative and Qualitative Disclosure about Market Risk

We do not utilize derivative instruments to manage market related risks. All of our operations are conducted in the United States except for our catalogue division which is located in Canada. Our catalogue division reported revenues of $145,140 and a segmented operating loss of $163,540 for the quarter ended August 31, 2001. The net asset position of the catalogue division is not significant and thus, we are not exposed to significant risk of currency loss due to fluctuations in the Canadian and U.S. exchange rates.

PART II OTHER INFORMATION

ITEM 1 Legal Proceedings

On June 5, 2001, an employee of our Sullivan Park subsidiary filed a breach of contract action against us, our chief executive officer and ten unnamed "John Doe" defendants, in Los Angeles Superior Court in Los Angeles County, California. The action - EWS Holdings LLC and Edward W. Sharpless v. VirtualSellers.com, Inc., Dennis Sinclair and Does 1-10, Case Number BC251732 - was settled out of court by the parties on July 18, 2001, pursuant to a Settlement Agreement and Release (the "Settlement Agreement"). Pursuant to the terms of the Settlement Agreement, we issued 6,500,000 shares of our common stock, and agreed to reimburse Edward W. Sharpless for certain reimbursable employee expenses in exchange for a dismissal, with prejudice, of the lawsuit, a cancellation of certain contracts previously entered into by the parties, a mutual release and the immediate termination of Edward Sharpless' employment relationship with our company.

On July 17, 2001, we settled a lawsuit commenced by one of our subsidiaries, Cam-Net Communications Inc., now known as Wintel CNC Communications Inc., against Vancouver Telephone Company Limited, in the British Columbia Supreme Court, Action No. C966737, Vancouver Registry. The parties agreed that Cam-Net Communications Inc., now known as Wintel CNC Communications Inc., would be granted judgment against Vancouver Telephone Company Limited, in the amount of CDN$275,000 as at July 17, 2001 in accordance with the following payment schedule:

- CDN$50,000.00 July 18, 2001;
- CDN$50,000.00 August 15, 2001;
- CDN$50,000.00 August 31, 2001;
- CDN$25,000.00 October 1, 2001;
- CDN$25,000.00 November 1, 2001;
- CDN$25,000.00 December 1, 2001;
- CDN$25,000.00 January 1, 2002; and
- CDN$25,000.00 February 1, 2002.

To our knowledge, aside from the foregoing, no lawsuits were commenced against us during the quarter ended August 31, 2001, nor did we commence any lawsuits during the same period.

ITEM 2 Changes in Securities and Use of Proceedings

Recent Sales of Unregistered Securities

During the quarter ended August 31, 2001, we issued the following securities, none of which were registered under the Securities Act of 1933:

On June 18, 2001, we issued 631,579 common shares to an accredited investor pursuant to the terms of a Letter Agreement between our company and Healthscape, Inc. Our company had reasonable grounds to believe that the investors were accredited, capable of evaluating the merits and risks of this investments, and acquired their shares for investment purposes. The transaction was private in nature, and the shares were issued in reliance upon Section 4(2) and/or Rule 506 promulgated under the Securities Act of 1933.

On June 20, 2001, we issued an aggregate of 3,783,333 common shares to nineteen (19) accredited investors. Our company had reasonable grounds to believe that the investors were accredited, capable of evaluating the merits and risks of this investments, and acquired their shares for investment purposes. The transaction was private in nature, and the shares were issued in reliance upon Section 4(2) and/or Rule 506 promulgated under the Securities Act of 1933.

On June 27, 2001, we issued an aggregate of 732,433 common shares to two of our creditors, Heffler, Radetich & Saitta LLP and Siemens Canada Limited, pursuant to the conversion of warrants issued to the creditors in connection with the CCAA Proceedings, as discussed in our annual report on Form 10-K, filed July 17, 2001. The warrants and the common shares were issued pursuant to Section 3(a)(10) of the Securities Act of 1933.

On July 18, 2001, we issued 6,500,000 common shares to a former employee of our company, pursuant to a Settlement Agreement and Release between our company and the former employee, among other parties. The transaction was private in nature, and the shares were issued in reliance upon Section 4(2) and/or Rule 506 promulgated under the Securities Act of 1933.

On August 2, 2002, we issued 1,886,793 common shares to an accredited investor in a transaction that was private in nature. Our company had reasonable grounds to believe that the investors were accredited, capable of evaluating the merits and risks of this investments, and acquired their shares for investment purposes. The shares were issued in reliance upon Section 4(2) and/or Rule 506 promulgated under the Securities Act of 1933.

On August 3, 2001, we granted stock options to one our officers and to a consultant to purchase an aggregate of 525,000 common shares at an exercise price of $0.37 per share. Of the 525,000 stock options granted, 425,000 of the stock options were granted in reliance upon Section 4(2) and/or Rule 506 promulgated under the Securities Act of 1933, and 100,000 of the stock options were granted in an offshore transaction relying on Section 4(2) and Regulation S promulgated under the Securities Act of 1933.

On August 3, 2001, we issued 1,687,500 common shares to three (3) accredited investors in a transaction that was private in nature. Our company had reasonable grounds to believe that the investors were accredited, capable of evaluating the merits and risks of this investments, and acquired their shares for investment purposes. The shares were issued in reliance upon Section 4(2) and/or Rule 506 promulgated under the Securities Act of 1933.

On August 3, 2001, we granted an aggregate of 50,000 warrants to one of our former employees, in place of 45,000 options previously granted to the former employee. The warrants vested immediately upon grant, are exercisable at a price of $0.24 per share and will expire on August 3, 2003. The warrants were granted pursuant to Section 4(2) of the Securities Act of 1933.

On August 3, 2001, we granted an aggregate of 26,000 stock options to three (3) of our employees in place of 26,000 common shares which were returned to treasury. The stock options vested immediately upon grant, are exercisable at a price of $0.40 per share and expire on August 3, 2011. The options were granted in reliance upon Section 4(2) and/or Rule 506 promulgated under the Securities Act of 1933.

On August 3, 2001, we granted an aggregate of 20,000 warrants to two (2) of our former employees in place of 20,000 common shares which were returned to treasury. The warrants vested on July 16, 2001, are exercisable at a price of $0.40 per share and will expire on July 16, 2003. The warrants were granted pursuant to Section 4(2) of the Securities Act of 1933.

On August 3, 2001, we issued an aggregate of 1,829,297 common shares to one (1) accredited investor in connection with the Healthtrac, Inc. acquisition, in a transaction that was private in nature. Our company had reasonable grounds to believe that the investor was accredited, capable of evaluating the merits and risks of this investments, and acquired the shares for investment purposes. The shares were issued in reliance upon Regulation S promulgated under the Securities Act of 1933.

On August 3, 2001, we issued an aggregate of 13,212,976 common shares to ten (10) accredited investors in connection with the Healthtrac, Inc. acquisition, in a transaction that was private in nature. Our company had reasonable grounds to believe that the investors were accredited, capable of evaluating the merits and risks of this investments, and acquired the shares for investment purposes. The shares were issued in reliance upon Regulation S promulgated under the Securities Act of 1933 or in reliance upon Section 4(2) and/or Rule 506 promulgated under the Securities Act of 1933.

Shares Returned to Treasury

On July 16, 2001, we returned an aggregate of 46,000 common shares to treasury, which had been registered in the names of five (5) of our employees and former employees. We returned the 46,000 shares to treasury and granted stock options to purchase our common shares to three (3) of the shareholders who remain employees of our company, in place of 26,000 of the 46,000 common shares, and granted warrants to purchase an aggregate of 20,000 common shares to two (2) of the shareholders who are no longer employees of our company.

ITEM 3 Defaults Upon Senior Securities

Not applicable.

ITEM 4 Submission of Matters To A Vote Of Security Holders

None.

ITEM 5 Other Information

Following the end of the quarter: (a) on September 5, 2001, Robert Watson resigned from his position as the secretary our company; and (b) on September 27, 2001, Grayson Hand resigned from his position as one of the directors of our company.

ITEM 6 Exhibits and Reports on Form 8-K

Reports on Form 8-K

On July 12, 2001, we filed a Form 8-K Current Report with respect to a Letter Agreement, dated May 30, 2001 (amended as of June 15, 2001), between VirtualSellers.com, Inc. and Healthscape, Inc., a Delaware corporation, pursuant to which we acquired certain business assets of Healthscape on June 26, 2001, including Healthscape's proprietary software and associated intellectual property. Pursuant to the Letter Agreement, as amended, the purchase price for the business assets was $245,000, which we paid in the following form: an aggregate of 631,579 common shares of our capital stock, issued at a deemed value of $0.38 per share (the 10 day average closing price (sale) for our stock for the 10 day period ending June 15, 2001), and $5,000 in cash.

On August 6, 2001, we filed a Form 8-K Current Report with respect to a Merger Agreement dated July 11, 2001, between our company, Healthtrac Corporation, our newly formed wholly owned subsidiary and Healthtrac, Inc., a California corporation. Pursuant to the Merger Agreement, Healthtrac, Inc. was merged into Healthtrac Corporation in exchange for the issuance of 13,529,412 common shares in the capital of our company. As part of the merger, we have assumed a debt owed to a third party of $892,459.27, which we settled for $500,000, payable in shares of our common stock at a price per share of $0.265. Also as part of the merger, we have obtained a loan for $110,000 at an interest rate of 1% over the Bank of America's prime rate from Queensland Teachers Union Health Fund Limited. The loan is convertible at Queensland's option into shares of our common stock on the date of maturity of the loan at a price that is equal to the price per share equal to the ten-day average closing price for the ten trading day period ending on the repayment date. Queensland has also agreed to convert approximately $484,763.51 of debt owed by Healthtrac, Inc. to Queensland into shares of our common stock at a price of $0.265. Queensland has further agreed to lend Healthtrac Corporation monies, as and when needed over a period of nine months after the closing of the merger, for the purpose of purchasing books for resale to Healthtrac's customers.

Exhibits

Exhibit
Number Exhibit Title

3 Articles of Incorporation and Bylaws

(The following exhibits in this section are incorporated by reference into this Form 10-Q from reports previously filed by with the Securities and Exchange Commission)

3.1 Certificate of Continuance, dated January 11, 1991

3.2 Certificate of Amendment, dated June 14, 1995

3.3 Certificate of Amendment, dated September 14, 1995

3.4 Certificate of Amendment, dated December 22, 1995

3.5 Certificate of Amendment, dated March 23, 1999

3.6 Certificate of Amendment, dated May 31, 1999

3.7 Certificate of Amendment, dated July 18, 1997

3.8 By-laws of the Company

10 Material Contracts

10.1 Amendment to Letter Agreement between VirtualSellers.com, Inc. and Healthscape, Inc., dated June 15, 2001 (incorporated by reference from our Form 8-K filed on July 12, 2001)

10.2 Domain Name Assignment Agreement between VirtualSellers.com, Inc. and Healthscape, Inc., dated June 26, 2001 (incorporated by reference from our Form 8-K filed on July 12, 2001)

10.3 Copyright Assignment (software) between VirtualSellers.com, Inc. and Healthscape, Inc., dated June 26, 2001 (incorporated by reference from our Form 8-K filed on July 12, 2001)

10.4 Copyright Assignment (website) between VirtualSellers.com, Inc. and Healthscape, Inc., dated June 26, 2001 (incorporated by reference from our Form 8-K filed on July 12, 2001)

10.5 Trademark Assignment between VirtualSellers.com, Inc. and Healthscape, Inc., dated June 26, 2001 (incorporated by reference from our Form 8-K filed on July 12, 2001)

10.6 Merger Agreement between VirtualSellers.com, Inc., Healthtrac Corporation and Healthtrac, Inc., dated July 11, 2001 (incorporated by reference from our Form 8-K filed on August 6 , 2001)

10.7 Settlement Agreement between VirtualSellers.com, Inc., Healthtrac Corporation, Healthtrac, Inc. and Pearson Education Inc., dated August 3, 2001 (incorporated by reference from our Form 8-K filed on August 6, 2001)

10.8 Loan Agreement between VirtualSellers.com, Inc., Healthtrac Corporation, Healthtrac, Inc. and Queensland Teachers Union Health Fund Limited, dated August 3, 2001 (incorporated by reference from our Form 8-K filed on August 6, 2001)

10.9 Settlement Agreement between VirtualSellers.com, Inc., Dennis Sinclair, EWS Holdings LLC and Edward W. Sharpless, dated July 18, 2001

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

VIRTUALSELLERS.COM, INC.

By: /s/ Dennis Sinclair
Dennis Sinclair, President/Director
Date: October 22, 2001

By: /s/ Ray Mol
Ray Mol/Director
Date: October 22, 2001

By: /s/ Mel Baillie
Mel Baillie/Director
Date: October 22, 2001

By: /s/ Pierre Prefontaine
Pierre Prefontaine/Director
Date: October 22, 2001