Form 10-Q
period 2001-11-30
VIRTUALSELLERS COM INC
filed 2002-01-14
CIK 790948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2001

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

As of December 31, 2001, there were 177,877,554 shares of the Registrant's common shares issued and outstanding.

PART I FINANCIAL INFORMATION

ITEM 1 Financial Statements

DISCLOSURE

To: The Shareholders of
VirtualSellers.com, Inc.

It is the opinion of management that the interim financial statements for the quarter ended November 30, 2001 include all adjustments necessary in order to ensure that the financial statements are not misleading.

Chicago, Illinois
Date: January14, 2002

/s/ Dennis Sinclair
Director of VirtualSellers.com, Inc.

Consolidated Financial Statements (Expressed in United States dollars) VirtualSellers.com, Inc. Three months ended November 30, 2001 Nine months ended November 30, 2001 (Unaudited)

VIRTUALSELLERS.COM, INC. Consolidated Balance Sheets (Expressed in United States dollars)

November 30, 2001	February 28, 2001
(unaudited)
Assets

Current assets:
Cash and cash equivalents	$220,461	$606,262
Accounts receivable, net of allowance of $466,176
(February 28, 2001 - $197,769)	489,948	621,516
Employee receivable	31,385	33,609
Loan receivable	75,000	75,000
Inventories	92,894	36,813
Prepaid expenses and deposits	226,666	204,283
Total current assets	1,136,354	1,577,483

Fixed assets	3,777,605	2,426,397

Goodwill	2,830,983	2,264,353

Total assets	$7,744,942	$6,268,233

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable	$659,916	$1,024,223
Accrued liabilities	633,640	174,043
Deferred revenue	448,582	-
Current portion of long-term obligations	236,779	-
Total current liabilities	1,978,917	1,198,266

Stockholders' equity:
Common shares, no par value (note 4):
Authorized: 200,000,000 common shares
Issued and outstanding: 177,752,554
(February 28, 2001 - 127,834,749)	119,280,991	107,521,482
Shares to be issued	909,996	4,705,000
Additional paid in capital	107,170	-
Accumulated deficit	(114,532,132)	(107,156,515)
Total stockholders' equity	5,766,025	5,069,967

Total liabilities and stockholders' equity	$7,744,942	$6,268,233

Future operations (note 1)
Commitment and contingencies (note 8)

See accompanying notes to consolidated financial statements.

Approved on behalf of the Board:

/s/ signed, Director	/s/ signed, Director
VIRTUALSELLERS.COM, INC. Consolidated Statements of Operations and Deficit (Unaudited) (Expressed in United States dollars)

Three months ended November 30,	Nine-months ended November 30,
2001	2000	2001	2000

Revenue	$1,131,121	$886,751	$2,568,818	$2,115,254

Costs and expenses:
Direct costs	239,268	167,863	775,432	456,856
Selling, general and administrative expenses	1,580,278	1,835,037	5,425,852	5,585,581
Depreciation	343,899	456,084	988,902	1,098,433
Write-down of equipment (note 1)	-	-	1,330,000	-
Impairment provision for goodwill (note 8(b))	-	-	1,522,758	-
2,163,445	2,458,984	10,042,944	7,140,870

Loss before other income (expense)	1,032,324	1,572,233	7,474,126	5,025,616

Other income (expense):
Interest revenue	551	9,935	5,921	75,320
Lawsuit settlement (note 8(b))	17,393	-	113,921	-
Miscellaneous	8,934	(78,787)	(21,333)	(113,457)
26,878	(68,852)	98,509	(38,137)

Loss for the period	$1,005,446	$1,641,085	$7,375,617	$5,063,753

Loss per share - basic and diluted	$0.01	$0.01	$0.05	$0.04
Weighted average number of shares outstanding - basic and diluted	164,843,970	127,484,253	144,368,863	126,724,730

See accompanying notes to consolidated financial statements.

VIRTUALSELLERS.COM, INC. Consolidated Statements of Stockholders' Equity (Unaudited) (Expressed in United States dollars)

	Number of common shares	Common share amount	Shares to be issued/ additional paid in capital	Accumulated deficit	Total

Balance, February 29, 2000	123,001,504	$102,492,038	$-	$(100,445,398)	$2,046,640

Shares issued during the year:
Exercise of CCAA warrants	1,170,060	-	-	-	-
For cash pursuant to private placements	1,730,375	4,310,800	-	-	4,310,800
For employees' and directors' compensation	1,295,000	754,950	-	-	754,950
For settlement of debt	49,629	19,344	-	-	19,344
For consulting services	388,181	45,000	-	-	45,000
Issued on acquisition of Sullivan Park	200,000	375,000	-	-	375,000
Shares to be issued on acquisition of Sullivan Park	-	-	2,700,000	-	2,700,000
Shares to be issued for cash received pursuant to private placement	-	-	2,005,000	-	2,005,000
Share issue costs	-	(475,650)	-	-	(475,650)
Loss for the year	-	-	-	(6,711,117)	(6,711,117)

Balance, February 28, 2001	127,834,749	107,521,482	4,705,000	(107,156,515)	5,069,967

Shares issued during the period:
Exercise of CCAA warrants	732,433	-	-	-	-
Issued for acquisition of Sullivan Park	6,500,000	2,210,000	(2,700,000)	-	(490,000)
Shares to be issued for acquisition of Healthtrac	-	-	107,588	-	107,588
Shares issued for acquisition of Healthtrac	13,212,976	4,492,412	-	-	4,492,412
Issued on acquisition of MedWired assets	241,935	150,000	-	-	150,000
Issued on acquisition of specific assets of Healthscape	631,579	240,000	-	-	240,000
Shares issued for cash received pursuant to private placements	25,148,216	3,802,500	(3,802,500)	-	-
Shares to be issued for settlement of debt	-	-	98,658	-	98,658
Shares issued for settlement of debt	3,716,090	971,767	-	-	971,767
Shares returned to treasury and cancelled	(265,424)	(107,170)	107,170	-	-
Shares to be issued for cash received pursuant to private placements	-	-	2,501,250	-	2,501,250
Loss for the period	-	-	-	(7,375,617)	(7,375,617)

Balance, November 30, 2001	177,752,554	$119,280,991	$1,017,166	$(114,532,132)	$5,766,025

See accompanying notes to consolidated financial statements

VIRTUALSELLERS.COM, INC. Consolidated Statements of Cash Flows (Unaudited) (Expressed in United States dollars)

	Three months ended November 30,		Nine months ended November 30,
	2001	2000	2001	2000

Cash provided by (used in):

Operations:
Loss for the period	$(1,005,446)	$(1,641,085)	$(7,375,617)	$(5,063,753)
Items not involving cash:
Depreciation and amortization	343,899	456,084	988,902	1,098,433
Write-down of equipment (note 1)	-	-	1,330,000	-
Impairment provision for goodwill (note 8(b))	-	-	1,522,758	-
Non-cash compensation	-	-	-	802,600
Non-cash administration expenses	-	6,000	-	25,344
Changes in non-cash operating
working capital:
Accounts receivable and employee receivable	26,300	(190,227)	637,966	(521,330)
Inventories	(3,555)	3,310	14,949	12,585
Prepaid expenses and advances	37,816	26,111	115,685	129,986
Accounts payable and accrued liabilities	289,653	370,076	(17,664)	191,351
Cash flow used in operations	(311,333)	(969,731)	(2,783,021)	(3,324,784)

Investments:
Cash acquired on acquisition	-	(2,477)	57,091	771
Acquisition costs	(132,038)	-	(283,562)	-
Acquisition of equipment (net)	(3,353)	(73,843)	(82,559)	(950,692)
Cash flow used in investments	(135,391)	(76,320)	(309,030)	(949,921)

Financing:
Cash received for common shares	741,250	2,450	2,501,250	4,310,800
Share issue costs	-	-	-	(450,000)
Shares to be issued	-	1,040,000	-	1,040,000
Cheques issued in excess of funds on deposit	(74,065)	-	-	-
Long-term debt	-	-	205,000	-
Cash flow provided by financing	667,185	1,042,450	2,706,250	4,900,800

Increase (decrease) in cash and cash equivalents	220,461	(3,601)	(385,801)	626,095

Cash and cash equivalents, beginning of period	-	1,077,540	606,262	447,844

Cash and cash equivalents, end of period	$220,461	$1,073,939	$220,461	$1,073,939

Non-cash transactions and supplemental disclosures (note 7).

See accompanying notes to consolidated financial statements.

VIRTUALSELLERS.COM, INC. Consolidated Notes to Financial Statements (Unaudited) (Expressed in United States dollars)
Three months ended November 30, 2001 and 2000
Nine months ended November 30, 2001 and 2000
1.	Future operations:

These financial statements have been prepared on the going concern basis, which assumes the realization of assets and the settlement of liabilities in the normal course of business. The application of the going concern concept is dependent on the Company's ability to generate future profitable operations and receive continued financial support from its shareholders and from external financing. The Company incurred a loss from operations of $7,375,617 (2000 - $3,422,668) for the nine months ended November 30, 2001 and has an accumulated deficit of $114,532,132 (2000 - $107,156,515) at November 30, 2001. At November 30, 2001 the Company has $220,461 in cash and cash equivalents. During the nine months ended November 30, 2001, the Company required $2,783,021 in cash to fund operations, $82,559 in cash to fund equipment purchases, $283,562 in cash related to acquisition costs of Healthtrac, received $57,091 in cash on acquisition of a business, received $2,501,250 in cash from private placements and $205,000 from proceeds on long-term debt for a net cash outflow of $385,801. In addition, at November 30, 2001 the Company has a working capital deficit of $842,563.

Given the continuing losses from the Company's e'commerce segment management has reduced it's activity in this segment by closing the Sullivan Park operations and rationalizing the Virtualsellers operations. An impairment charge of $1,522,758 for goodwill and $1,330,000 for equipment has been recorded.

Management intends to focus its business on the operations of the acquisition of Healthtrac, Inc. Management is of the, in the near term, opinion that sufficient working capital will be obtained from external financing to meet the Company's liabilities and commitments as they become due. However, there can be no certainty that such financing will be available. To date, subsequent to November 30, 2001 the Company has raised $25,000 external financing through the issuance of private placements (note 9). If the Company is unable to obtain sufficient funds for operations, it will be required to reduce operations or liquidate assets.

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

VIRTUALSELLERS.COM, INC. Consolidated Notes to Financial Statements (Unaudited) (Expressed in United States dollars)
Three months ended November 30, 2001 and 2000
Nine months ended November 30, 2001 and 2000
2.	Significant accounting policies (continued):
	(a)	Basis of presentation (continued):

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

2.	Significant accounting policies (continued):
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

	Details of the fair value assigned to the assets acquired and liabilities assumed in the acquisition are as follows:

	Assets acquired:
	Current assets	$770,363
	Equipment	51,033
	Software technology	2,894,923
	Goodwill	2,830,983
		6,547,302

	Liabilities assumed:
	Current liabilities	1,187,929
	Long-term debt	475,811
		1,663,740

	Net assets acquired	$4,883,562

	Consideration paid:
	Shares to be issued	$4,600,000
	Acquisition costs	283,562

		$4,883,562

VIRTUALSELLERS.COM, INC. Consolidated Notes to Financial Statements (Unaudited) (Expressed in United States dollars)
Three months ended November 30, 2001 and 2000
Nine months ended November 30, 2001 and 2000
3.	Acquisition of the business of Healthtrac, Inc. (continued):

If the acquisition of Healthtrac had occurred at the beginning of the nine month period ending November 30, 2001 presented the pro forma results of selected operating accounts of the Company would be as follows:

	Revenues	$4,053,788
	Loss for the period	8,231,439
	Loss per common share	0.06

4.	Share capital:
	(a)	Authorized:
		200,000,000 common stock without par value
		150,000,000 class A preference stock without par value
		150,000,000 class B preference stock without par value
	(b)	Commitments to issue common shares:

The Company has committed to issue 13,000,000 shares to former creditors under a reorganization plan. As at November 30, 2001, 10,581,455 (February 28, 2001 - 9,849,022) shares have been issued to creditors leaving an outstanding commitment to issue 2,418,545 (February 28, 2001 - 3,150,978) shares.

	(c)	Warrants:

At May 31, 2001, the Company had 1,000,000 share purchase warrants outstanding. Each warrant entitled the holder to purchase one common share for CDN$1.00. These options expired unexercised on June 30, 2001.

On June 4, 2001, the Company issued 65,000 share purchase warrants which expire June 4, 2004. Each warrant entitles the holder to purchase one common share for $0.56. As at November 30, 2001, 65,000 of these warrants were unexercised.

On July 16, 2001, the Company issued 20,000 share purchase warrants which expire July 16, 2003. Each warrant entitles the holder to purchase one common share for $0.40. As at November 30, 2001, 20,000 of these warrants were unexercised.

On August 3, 2001, the Company issued 50,000 share purchase warrants to a former employee in place of 45,000 options previously granted to that employee. The warrants expire on August 3, 2003. Each warrant entitles the holder to purchase one common share for $0.24. As at November 30, 2001, 50,000 of these warrants were unexercised.

VIRTUALSELLERS.COM, INC. Consolidated Notes to Financial Statements (Unaudited) (Expressed in United States dollars)
Three months ended November 30, 2001 and 2000
Nine months ended November 30, 2001 and 2000
4.	Share capital (continued):
	(d)	Stock options:

The Company has a stock option plan, which allows the Company, at the discretion of the Board of Directors, to issue options to employees, directors and consultants to purchase common shares of the Company. Stock purchase options are granted having exercise prices based on the market price at the date of grant. The stock options expire at various dates ranging from June 28, 2010 to November 5, 2011. The stock options vest in accordance with each individual stock option agreement.

		The following summarizes changes in stock options since February 28, 2001:

			Shares	Weighted average exercise price

		Outstanding, February 28, 2001	6,952,500	$ 0.15
		Granted	2,696,000	0.13
		Expired	-	-
		Forfeited	(2,300,000)	0.56

		Outstanding, November 30, 2001	7,348,500	$0.14

		The following summarizes the repricing of options during the nine month period ending November 30, 2001. The above weighted average exercise prices reflect the revised exercised prices:

		Number of shares	Initial exercise price	New exercise price
		2,400,000	$ 0.56	$ 0.40
		4,028,750	0.56	0.15
		3,176,000	0.40	0.15
		100,000	0.37	0.15

VIRTUALSELLERS.COM, INC. Consolidated Notes to Financial Statements (Unaudited) (Expressed in United States dollars)
Three months ended November 30, 2001 and 2000
Nine months ended November 30, 2001 and 2000
4.	Share capital:
	(d)	Stock options (continued):
		The Company has the following stock purchase options outstanding and vested at November 30, 2001:

			Number	Price	Expiry

		Employee	60,000	$ 0.15	June 28, 2010
		Director	1,000,000	0.15	July 28, 2010
		Employees	1,672,500	0.15	July 28, 2010
		Directors	300,000	0.15	September 25, 2010
		Employee	1,000,000	0.15	October 23, 2010
		Directors	600,000	0.15	November 1, 2010
		Employees	50,000	0.15	November 1, 2010
		Employees	95,000	0.15	January 2, 2011
		Directors	1,300,000	0.15	April 24, 2011
		Employees	70,000	0.15	April 24, 2011
		Employee	200,000	0.15	June 6, 2001
		Employee	26,000	0.15	July 16, 2011
		Employees	775,000	0.09	October 22, 2011
		Director	200,000	0.15	November 5, 2011

VIRTUALSELLERS.COM, INC. Consolidated Notes to Financial Statements (Unaudited) (Expressed in United States dollars)
Three months ended November 30, 2001 and 2000
Nine months ended November 30, 2001 and 2000
4.	Share capital (continued):
(e)	Stock-based compensation:

The Company applies the intrinsic value principles of APB Opinion No. 25 in accounting for the Plan. As options are granted having exercise prices based on the market price at the date of the grant, no compensation cost has initially been recognized for stock options granted in these financial statements. Repriced options granted to employees (note 4 (d)) are accounted for by the variable method, whereby the intrinsic value will be remeasured at each reporting date with any increase in intrinsic value charged against income, until such time as the repriced options are exercised, expire or are otherwise forfeited. For the nine month period ending November 30, 2001 no compensation expense had been recognized with respect to the repriced options. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below. If the fair value method had been used compensation for stock options granted to directors, officers and employees of $249,900 would have been recorded, during the three months to November 30, 2001, and $895,000 during the nine months to November 30, 2001 increasing the reported loss by such amount. Accordingly, the pro forma loss and loss per share are as follows:

		Three months ended November 30, 2001	Nine months ended November 30, 2001
	Loss for the period	$1,255,346	$8,270,617
	Loss per share	0.01	0.06

The fair value of options granted during the year was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rate of 5.10%; no annual dividends; expected lives equal to one-half the option lives; and volatility of 121%.

5.	Segmented information:

The Company has four operating segments - a healthcare division, a call center division, a catalogue division ("CallDirect") and an e'commerce division ("Virtualsellers.com"). The health division, call center and e'commerce segments are located in the United States and the catalogue segment is located in British Columbia, Canada. Segmented information for the nine months ended November 30, 2001 and 2000 is as follows:

VIRTUALSELLERS.COM, INC. Consolidated Notes to Financial Statements (Unaudited) (Expressed in United States dollars)
Three months ended November 30, 2001 and 2000
Nine months ended November 30, 2001 and 2000
5.	Segmented information (continued):

	November 30, 2001

	Operating segments:

		Healthcare segment	Call Centre segment	Catalogue segment	E'commerce segment	Total

	Gross revenue	$717,827	$981,638	$187,127	$682,226	$2,568,818

	Segment loss	$494,443	$209,425	$182,028	$5,306,901	$6,192,797
	Corporate	-	-	-	-	1,182,820

	Loss for the period	$494,443	$209,425	$182,028	$5,306,901	$7,375,617

	Segment assets	$6,099,774	$212,553	$78,130	$627,209	$7,017,666
	Corporate assets	-	-	-	-	727,276

	Total assets	$6,099,774	$212,553	$78,130	$627,209	$7,744,942

	Equipment additions:
	Equipment	$491,033	$30,277	$142	$11,190	$532,642
	Corporate	-	-	-	-	3,977

		$491,033	$30,277	$142	$11,190	$536,619

	Depreciation and amortization expense:
	Equipment	$247,140	$30,590	$18,664	$617,488	$913,882
	Corporate assets	-	-	-	-	75,020

		$247,140	$30,590	$18,664	$617,488	$988,902

	Geographic segments:

				Canada	USA	Total

	Gross revenue			$187,127	$2,381,691	$2,568,818

	Location of assets:
	Equipment			$11,791	$3,765,814	$3,777,605
	Goodwill			-	2,830,983	2,830,983

				$11,791	$6,596,797	$6,608,588

VIRTUALSELLERS.COM, INC. Consolidated Notes to Financial Statements (Unaudited) (Expressed in United States dollars)
Three months ended November 30, 2001 and 2000
Nine months ended November 30, 2001 and 2000
5.	Segmented information (continued):

	November 30, 2000

	Operating segments:

			Healthcare segment	Call Centre segment	Catalogue segment	E'commerce segment	Total

	Gross revenue		$-	$475,004	$251,755	$1,388,495	$2,115,254

	Segment loss		$-	$81,577	$112,103	$2,577,222	$2,770,902
	Corporate		-	-	-	-	2,292,851

	Loss for the period		$-	$81,577	$112,103	$2,577,222	$5,063,753

	Segment assets		$-	$207,732	$186,381	$5,607,309	$6,001,422
	Corporate assets		-	-	-	-	947,051

	Total assets		$-	$207,732	$186,381	$5,607,309	$6,948,473

	Equipment additions:	$
	Equipment		-	$-	$-	$938,998	$938,998
	Corporate		-	-	-	-	11,674

			$-	$-	$-	$938,998	$950,672

	Depreciation and amortization expense:
	Equipment		$-	$13,866	$47,214	$529,283	$590,363
	Goodwill		-	-	-	503,190	503,190
	Corporate assets		-	-	-	-	4,880

			$-	$13,866	$47,214	$1,032,473	$1,098,433

	Geographic segments:

					Canada	USA	Total

	Gross revenue				$251,755	$1,863,499	$2,115,254

	Location of assets:
	Equipment				$44,021	$2,206,681	$2,250,702
	Goodwill				-	2,651,650	2,651,650

					$44,021	$4,858,331	$4,902,352

VIRTUALSELLERS.COM, INC. Consolidated Notes to Financial Statements (Unaudited) (Expressed in United States dollars)
Three months ended November 30, 2001 and 2000
Nine months ended November 30, 2001 and 2000
6.			Related party transactions:

Payments totalling nil (nine months ended November 30, 2000 - $450,000) were made to the Company's President (and Director) and Concept 10 Inc., a wholly owned subsidiary of the Company's President (and Director), during the nine months ended November 30, 2001 for services rendered in connection with a private placement of common shares.

7.	Non-cash transactions and supplemental disclosures:
	The Company had the following material non-cash transactions:

			2001	2000

	Issuance of shares for:
		Employee and director compensation	$-	$802,600
		Settlement of debt	1,070,425	19,344
		Acquisition of Sullivan Park	-	375,000
		Services rendered	-	6,000
		Acquisition of MedWired assets	150,000	-
		Acquisition of Healthtrac	4,600,000	-
		Acquisition of Healthscape assets	240,000	-

			$6,060,425	$1,202,944

8.	Commitments and contingencies:
	(a)	Executive compensation:

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

VIRTUALSELLERS.COM, INC. Consolidated Notes to Financial Statements (Unaudited) (Expressed in United States dollars)
Three months ended November 30, 2001 and 2000
Nine months ended November 30, 2001 and 2000
8.	Commitments and contingencies (continued):
	(b)	Legal proceedings:
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

(ii) Vancouver Telephone Company Limited:

On July 17, 2001 the Company reached a settlement for a lawsuit against one of its former customers. The settlement grants the Company CDN$275,000 to be received in various payments over eight months, with final payment on February 1, 2002. The Company is recognizing the funds upon receipt.

(iii) Rolling Meadows Premises:

The Company moved its e'commerce operations from Rolling Meadows, Illinois to the Greenwood, Indiana offices during the quarter. A complaint was filed for rent or damages for withholding possession of these premises for the period September 1, 2001 through September 30, 2001 in the amount of $116,762. The Company's position on this proceeding is that the building has been sublet and deny that they owe the Plaintiff any money. The outcome of this complaint is currently uncertain and consequently, no amounts have been accrued as at November 30, 2001.

VIRTUALSELLERS.COM, INC. Consolidated Notes to Financial Statements (Unaudited) (Expressed in United States dollars)
Three months ended November 30, 2001 and 2000
Nine months ended November 30, 2001 and 2000
8.	Commitments and contingencies (continued):
	(c)	Operating leases:
		The Company is committed to annual office and equipment rental payments as follows:

		Year ending February 28:

		2002	$113,744
		2003	136,096
		2004	120,461
		2005	124,262
		2006	128,309
		Thereafter	54,195

			$677,067

9.	Subsequent events:
	To January 11, 2002, the Company has received $25,000 in common share subscriptions for the issuance of common shares.

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

All figures are in United States Dollars unless otherwise stated.

During the quarter ended November 30, 2001, we continued our transition from a provider of turnkey e-commerce transaction processing and customer services to a provider of enterprise application development solutions focussed on the health and wellness sector.

During the period, management continued to centralize and consolidate some of the functions of our company's wholly owned subsidiaries in an effort to produce cost efficiencies through the elimination of certain duplicated or redundant processes and operating functions. Management anticipates maximizing operating efficiencies by eliminating certain non-core assets and repositioning and combining complimentary resources.

Management has determined that the e-commerce market has changed significantly over the last few years. Many of our initial goals and objectives have not been met and the related operational expenditures are no longer in line with our current sales levels and expectations. As a result, some of the operations and functions of this operation were consolidated into other internal operational centers during the quarter ended November 30, 2001 and the Rolling Meadows, Illinois office was shut down.

Management feels that these changes will allow for more focused concentration on our most promising market segments, at the same time minimizing costs and distractions associated with under-performing units.

Call Center Operations

During the quarter, sales at Northstar increased 70% over the same quarter a year ago. In the past, we provided services to a limited number of cable television operators and internet service providers in the United States. We have expanded the scope of our call center operations and now have over 40,000 cable and other subscribers, and handle approximately 50,000 transactions per month and 35,000 calls per month.

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

During the quarter ended November 30, 2001, VirtualSellers.com decided to cease providing e-commerce transaction processing and other e-commerce services as and when any existing contracts expired. Subsequent to the quarter end, we moved our e-commerce operations from Rolling Meadows, Illinois to our Greenwood, Indiana offices. As at the date of this Quarterly Report, all but one of the contracts that require us to provide e-commerce services have expired. In the future, we intend to focus our efforts and resources on our health promotion division.

TAME

VirtualSellers.com uses its proprietary programming software language, TAME, to deliver end-to-end e-commerce solutions. TAME V is now available for Internet Service Providers (ISPs), Web developers and networking programmers. The new version of TAME is a faster, easier, and more powerful version than its predecessors. This high performance, platform independent, server-side programming package is used to produce Web pages, Web-based applications, and e-commerce applications. It serves as the "glue" between many Web-based platforms, languages and legacy systems, including XML and XSL applications, and in the future, Microsoft's .NET.

As a leader in platform independence, TAME V can be deployed on Linux, UNIX or Windows NT. Its distinct advantage lies in reducing the complexity of accessing application programming interfaces (APIs), ODBC and most other file systems. TAME V simplifies how systems and software work together and requires 25 percent less code than Java Script. The smaller code package reduces the amount of space required for files to move through a network, reducing bandwidth usage. Programming in TAME is consistent, requiring less programming time and a lower level programming skill set, resulting in lower labor rates.

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

Healthcare Operations

As the first step in developing our health promotion business, we acquired certain assets of MedWired Corporation on April 20, 2001. These assets included the proprietary web portal development and content management software known as Practiceportal, and MedWired's existing client base. The Practiceportal software facilitates communication between physicians and their patients. The Practiceportal software includes drug and consumer health information selected and approved by the physician, secured communications options between physicians and their patients, and limited scheduling options.

Practiceportal provides physicians with an immediate presence on the Internet and, more importantly, with a dynamic, upgradeable platform for integrating patients, practice partners such as healthplans and hospitals, and vendors.

We are continuing to develop a Health & Wellness Portal based on Practiceportal for use by physicians, pharmacies, employers and other group health providers and individual health care consumers in the provision of web-based health and wellness services and products. Our Health and Wellness Portal will eventually consist of modules that can be used individually or in various combinations to offer integrated health care content, including web-based communications and transactions between physicians, pharmacists and patients, and personalized health care profiles and programs.

On June 26, 2001, we acquired Healthscape, Inc.'s proprietary Expert System software (and related intellectual property) for the sum of $245,000, $5,000 of which was paid in cash, with the balance paid in 631,579 shares of our common stock at a fair value of $0.38 per share. The Healthscape Expert System analyzes each user's progress and the user health profile and provides tailored information to help each user meet their unique health goals. The Healthscape Expert System is expandable to include new healthcare related applications and scalable to accommodate a growing user base.

On August 3, 2001, we completed a share exchange and merger between our newly formed and wholly-owned Nevada subsidiary, Healthtrac Corporation, and Healthtrac, Inc. in which we acquired the common and preferred stock of Healthtrac, Inc. at a cost of 13,529,412 common shares in the capital of our company. As part of the merger, we assumed a debt owed to a third party of $892,459.27, which we settled for $500,000, and paid in shares of our common stock at a price per share of $0.265. Also as part of the merger, we obtained a loan for $110,000 at an interest rate of 1% over the Bank of America's prime rate from Queensland Teachers Union Health Fund Limited. The loan is convertible at Queensland's option into shares of our common stock on the date of maturity of the loan at a price that is equal to the price per share equal to the ten-day average closing price for the ten trading day period ending on the repayment date. Queensland also converted approximately $484,763.51 of debt owed by Healthtrac, Inc. to Queensland into shares of our common stock at a price of $0.265. Finally, Queensland further to lend Healthtrac Corporation money, as and when needed over a period of nine months after the closing of the merger, for the purpose of purchasing books for resale to Healthtrac's customers. The acquisition of Healthtrac, Inc. closed on August 3, 2001, although there are a number of post-closing obligations to be complied with, including the issuance of 316,436 of the total of 13,529,412 common shares that we agreed to issue in the exchange, which will be issued upon the submission to us by some of the shareholders of Healthtrac, Inc., of certain paperwork still required of them pursuant to the Share Exchange and Merger Agreement.

The acquisition of Healthtrac provided us with the opportunity to add a health education and wellness channel to our Health and Wellness portal. Healthtrac operates a state-of-the-art, analytical health-assessment program developed by Dr. James F. Fries, a renowned medical researcher and professor at Stanford University. Healthtrac, Inc. was established in 1984 with the mission of improving personal health and reducing employers' cost of providing health-care benefits to employees. By tracking an individual's state of health and health-oriented behaviors, Healthtrac can identify health risks and, through prevention, early detection and prompt treatment, reduce the cost of providing health benefits.

Healthtrac currently has four categories of programs: basic, senior, high-risk for specific conditions, and prenatal care. Each of these programs is designed to assess health status, identify risks, and provide educational interventions that promote positive change. All Healthtrac Programs employ four essential strategies:

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

Healthtrac's research demonstrates that a few can account for the majority of medical resources-20% of a given population uses 50-80% of the healthcare dollars. Healthtrac's predictive algorithm identifies individuals with higher health risk who are more likely to incur high health costs. By intervening with and educating those at high risk, Healthtrac can prevent or reduce the use of high cost health resources. The high-risk program consists of the following Accent Modules that focus on specific lifestyle risks or chronic health conditions:

Arthritis, Asthma, Back Pain, Diabetes, Combined Lifestyle Risks (poor nutrition, inactivity), Lung and Respiratory Diseases, Heart Disease, High Blood Pressure, Parkinson's Disease, Obesity, Stroke and Stress.

Healthtrac's Customers

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

Employer Groups

Healthtrac has a well-established record of success with major employer clients, particularly those that are self-insured. Health care costs have been reduced among employer groups using the Healthtrac program. Additionally, in today's very competitive employer market, Healthtrac programs are used to retain and recruit employees.

Results of Operations

Three and Nine Months Ended November 30, 2001 and 2000

Revenues for the three months ended November 30, 2001 ("Q3 2001") of $1,131,121 increased $244,370, an increase of 28% from the revenues of $886,751 for the three months ended November 31, 2000 ("Q3 2000"). Revenues for the nine month period ended November 30, 2001 ("YTD 2001") were $2,568,818 compared to $2,115,254 for the nine month period ended November 30, 2000 ("YTD 2000"), an increase of 21%. The increase in revenues for Q3 2001 and YTD 2001 is primarily due to the increased revenues from the additional customer volumes at our call center division and due to the acquisition of Healthtrac, Inc. but were offset by lower revenues from the e'commerce division.

At the call center, the Q3 2001 revenues increased to $391,048 compared to $230,112 for Q3 2000. YTD 2001 revenue is $981,638 compared to $475,004 for YTD 2000, an increase of 108%. The call center generates revenue by providing transaction processing and backroom services including inbound and outbound telemarketing, customer and technical support, customer order entry, centralized billing and collection, order fulfillment, customer dispatch functions and other related services. The increase in revenues from 2000 is due to the expansion of the scope of the call center operations to handle approximately 50,000 transactions per month and 35,000 calls per month. There has also been an increase in cable and other subscribers to over 40,000 subscribers.

The catalogue reseller segment earned revenues of $41,987 for Q3 2001 compare to revenues of $86,394 in Q3 2000. YTD 2001 revenue is $187,127 compared to $251,755 for YTD 2000, a decrease of 26%. The catalogue segment generates revenue primarily from the resale of telephone related equipment and secondly, from the resale of products such as multimedia, entertainment, travel, security and computer accessories for offices and residences. The decrease in revenues is related to the timing of the issuance of the catalogue. In Q3 2000, a new catalogue was released which was not the case in Q3 2001.

The e-commerce segment earned revenues of $126,082 for the Q3 2001 compare to revenues from Q3 2000 of $570,245. Revenue earned YTD 2001 was $682,226 compared to $1,388,495 for YTD 2000. This segment included Virtualsellers.com and Sullivan Park from June 1, 2000 to July 19, 2001, at which time Sullivan Park was closed. The revenues are generated from the e-commerce transaction processing and website development, maintenance and hosting services provided to businesses. The decrease in revenue is due to the closing of Sullivan Park and the reduction of website development work. We have also decided to cease providing e'commerce transaction processing as at and when the existing contracts expire.

The healthcare segment was acquired effective August 3, 2001 and the revenue generated for Q3 2001 is $572,004. This segment includes the operations of Healthtrac, Inc., which provides innovative health management solutions to reduce costs and improve health outcomes. Service revenues are earned for the evaluation of health assessment questionnaires, the sale of publications and written materials and royalty revenue from the licensing of the software.

Direct product costs in Q3 2001 were $239,268, compared to direct costs of $167,863 in Q3 2000, an increase of $71,405. Direct product costs YTD 2001 were $775,432 compared to YTD 2000 of $456,856. The call center division primarily sells services and thus, has no direct product costs. However, due to the acquisitions in the e-commerce and healthcare segment direct costs have increased.

Selling, general and administrative expenses decreased to $1,580,278 for Q3 2001 from $1,835,037 in Q3 2000. However, only approximately $300,000 was attributable to cash spent on operations. Selling, general and administrative expenses at the call center division increased from $214,542 for Q3 2000 to $452,801 for Q3 2001. The increase is due to an increase in the number of the call center's customers which increased the number of employees required to service the customers and related costs such as telephone, rent and office costs. Selling, general and administrative expenses for the catalogue division were $66,129 for quarter 2000 and $29,700 for quarter 2001, consisting primarily of payroll costs, office rent, telephone, printing and postage and delivery expenses. Selling, general and administrative expenses at the e-commerce division decreased from $1,179,251 to $330,202, consisting primarily of payroll costs, office rent, telephone and internet fees. The decrease is due to employee bonuses awarded in Q3 2000, for which no bonuses were awarded during Q3 2001 and decline in operations for this division during the quarter. Selling, general and administrative expenses for the healthcare division were $575,069 for Q3 2001 and $nil for Q3 2000. These expenses consist primarily of payroll costs and consulting fees. Corporate general and administrative expenses decreased from $375,115 to $192,506 due primarily to management's initiative to reduce costs.

Depreciation and amortization decreased from $456,084 in Q3 2000 to $343,899 in Q3 2001, a decrease of $112,185 or 25%. The decrease is due to the impairment provision taken for goodwill and equipment as a result of closing of Sullivan Park and our internet sales programs. YTD 2001 depreciation decreased from $1,098,433 in 2000 to $988,902 in 2001, a decrease of $109,531 due to the same factors.

Included in other income (expense) for Q3 2001 is a lawsuit settlement, which has resulted in proceeds of $17,393. We settled an outstanding lawsuit with Vancouver Telephone Company Limited for Cdn$275,000 to be received over an eight month period. We will record the amount in income when received.

For Q3 2001, we recognized a loss of $1,005,446 or $0.01 per share, compared to a loss of $1,641,085 or $0.01 per share for the Q3 2000. While the YTD 2001 loss was $7,375,617 compared to $5,063,753 for YTD 2000. The increase in the loss is due primarily to the impairment provision for goodwill of $1,522,758 and write-down of equipment of $1,330,000 taken during Q2 2001.

Liquidity and Capital Resources

As at November 30, 2001, we have net working capital deficiency of $842,563. We have capital assets of $3,777,605, goodwill of $2,830,983, for net equity of $5,766,025.

During Q3 2001, we used $311,333 in cash to fund operations, used $135,391 in cash to fund investing activities which consisted of the acquisition of capital assets and other intangibles and received $667,185 in cash from financing activities for a net increase in cash of $220,461.

We have historically funded operations through the issuance of our common shares. We expect to fund future operations and investments through the issuance of common share although there can be no guarantee that we will be able to obtain investors. We estimate our cash requirements for capital asset additions for the remainder of fiscal 2002 to be $nil. We also estimate that cash flow from operations will be negative for the remainder of fiscal 2002, and thus, we will require additional financing in order to continue operations. We estimate that further cash requirements of approximately $400,000 will be required to fund operations. There is no guarantee that we will be able to obtain the additional cash resources. Management believes that the additional cash resources will be available from private placements.

We will continue to search for appropriate acquisitions to compliment its existing operations. Where possible, we will pay for acquisitions through the issuance of our common shares.

On April 20, 2001, we acquired the business of MedWired for $50,000 in cash and 241,935 common shares, for total proceeds of $200,000.

On June 26, 2001, we acquired the business of Healthscape, Inc. for $5,000 in cash and 631,579 common shares at a deemed price of $0.38 per share, for total proceeds of $245,000.

On July 19, 2001 the lawsuit commenced by the former shareholder of Sullivan Park was settled. Upon settlement the operations of Sullivan Park were closed.

On August 3, 2001, we completed a share exchange and merger between out newly formed and wholly-owned Nevada subsidiary, Healthtrac, Inc. in which we acquired the common and preferred stock of Healthtrac, Inc. at a cost of 13,529,412 common shares in our capital. As part of the merger, we assumed a debt owed to a third party of $892,459.27, which was settled for $500,000, and paid in shares of common stock at a price per share of $0.265. Also as part of the merger, obtained a loan for $110,000 at an interest rate of 1% over the Bank of America's prime rate from Queensland Teachers Union Health Fund Limited. The loan is convertible at Queensland's option into shares in the capital of our company on the date of maturity of the loan at a price that is equal to the price per share equal to the ten-day average closing price for the ten trading day period ending on the repayment date. Queensland also converted approximately $484,763.51 of debt owed by Healthtrac, Inc. to Queensland into common shares in the capital of our company at a price of $0.265. Finally, Queensland agreed further to lend Healthtrac Corporation money, as and when needed over a period of nine months after closing of the merger, for the purpose of purchasing books for resale to Healthtrac's customers. The acquisition of Healthtrac, Inc. closed on August 3, 2001, although there are a number of post-closing obligations to be complied with, including the issuance of 316,436 of the total of 13,529,412 common shares that we agreed to issue in the exchange, which will be issued upon the submission to us by some of the shareholders of Healthtrac, Inc., of certain paperwork still required of them pursuant to the Share Exchange and Merger Agreement.

There have been no acquisitions during the third quarter ended November 30, 2001.

RISK FACTORS

Much of the information included in this Quarterly Report includes or is based upon estimates, projections or other "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are subject to the "safe harbor" created by those sections. When used in this document, the words "expects", "anticipates", "intends", "plans" and similar expressions are intended to identify other forward-looking statements. While such forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. Those forward-looking statements also involve certain risks and uncertainties. Factors, risks and uncertainties that could cause or contribute to such differences include those specific risks and uncertainties discussed below and those discussed in our Form 10-K Annual Report for the year ended February 28, 2001. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document.

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

There are a number of factors which could have an adverse effect on our ability to generate revenue and expand such operations. Continued use of the Internet as a way of carrying on business is crucial to the continued success of VirtualSellers.com. Our success is dependent upon achieving significant market acceptance of our website, products and services by businesses who want to retail their products and services over the Internet. We cannot guarantee that such businesses will accept VirtualSellers.com, or even the Internet, as a replacement for traditional methods of retailing their products and services. Market acceptance of VirtualSellers.com depends upon continued growth in the use of the Internet generally and, in particular, as a method of businesses selling and retailing their products and services. The Internet may not prove to be a viable channel for these products and services because of inadequate development of necessary infrastructure, such as reliable network backbones or complimentary services, such as high-speed modems and security procedures for the transmission of confidential and private information, the implementation of competitive technologies, government regulation or other reasons. Failure to achieve and maintain market acceptance of VirtualSellers.com would seriously harm our business.

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

The projections and expectations in connection with our recent acquisitions of each of Healthscape, Inc. and Healthtrac, Inc., and the continued development of our Health and Wellness portal that we anticipate will set a precedent for wireless and Internet healthcare, could be affected by a number of factors which could have an adverse effect on our ability to successfully build and generate revenues from our proposed Health and Wellness portal. Those factors include, but are not limited to, risks and uncertainties relating to unforeseen difficulties in merging and integrating the businesses and technologies of each of Healthtrac, Inc., Healthscape, Inc. and Medwired Corporation, the emergence of companies with competing or superior health and wellness portals and healthcare related software, insufficient demand and market acceptance of our Health and Wellness portal if and when such portal is completed, unforseen changes in governmental regulations and laws governing the use and dissemination of healthcare related information, developing or adapting the TAME software for use in the healthcare marketplace, unforeseen changes in the software and hardware technology used in connection with the Internet, mobile web-services and web-based computing, unforeseen claims in connection with our intellectual property rights in connection with TAME or any other software, continued development and maintenance of the infrastructure required for the Internet, continued and expanded use of the Internet as a basis for commerce, communication and computing, and the overall success of our company and our subsidiaries in general.

Our success is dependent upon achieving significant market acceptance of our products and services by physicians, healthcare professionals and, once we have adapted the Healthtrac products for use on the Internet, Internet consumers. We cannot guarantee that medical professionals or internet consumers will accept Healthtrac, or even the Internet, as a replacement for traditional sources of healthcare information. Market acceptance of depends upon continued growth in the use of the Internet generally and, in particular, as a source of healthcare information services for medical professionals and consumers. The Internet may not prove to be a viable channel for these services because of inadequate development of necessary infrastructure, such as reliable network backbones, or complimentary services, such as high-speed modems and security procedures for the transmission of confidential and private healthcare information, the implementation of competitive technologies, government regulation or other reasons. Failure to achieve and maintain market acceptance would seriously harm our business.

We will compete with other companies providing or maintaining online services or websites targeted to doctors and the healthcare industry, companies providing or maintaining online general healthcare information and related services, companies providing or maintaining public sector and non-profit websites that contain healthcare information and services, companies providing or maintaining websearch services particularly geared to medical and healthcare websites, and publishers and distributors of traditional media targeted to doctors and the healthcare industry. Competition for users, members and advertisers, as well as general competition in the electronic commerce market, is intense and is expected to increase significantly.

Many of our competitors are larger than we are and have significantly greater financial resources and marketing capabilities than we do, together with better name recognition. It is also possible that new competitors may emerge and acquire significant market share. Competitors with superior resources and capabilities may be able to utilize such advantages to market their website, products and services better, faster and/or cheaper than we can. Increased competition is likely to result in reduced gross margins and loss of market share, either of which could have a material adverse effect upon our business, results of operations and financial condition. In addition, there can be no assurance that we will be able to compete successfully against present or future competitors.

Our ability to compete successfully will require that we develop and maintain a technologically advanced website and provide superior products and services, attract and retain highly qualified personnel and obtain a significant customer base. There can be no assurance that we will be able to achieve these objectives. Failure to do so would have a material adverse effect on our business, operating results and financial condition.

The information provided by us is intended to be in addition to, and not in substitution for, medical advice from a user's own physician. However, medical advice may be dispensed both directly by doctors and indirectly through our Healthtrac products. Damage awards in medical malpractice suits can be very high, potentially creating a financial burden that we could not withstand if such a suit were successful and not fully covered by insurance.

We have incurred substantial net losses and have an accumulated deficit of $114,532,132. A significant component of these losses were incurred in operations which we no longer operate, but we have spent significant funds to develop our current business divisions, procure hardware, software and networking products and develop our operations, research and development and sales and marketing operations. For the fiscal year ended February 28, 2001, we incurred losses of $6,711,117 and we have incurred losses of $1,005,446 for the nine months ended November 30, 2001. We have incurred significant operating and net losses and negative cash flow and have not achieved profitability. While we feel confident that we can secure additional funds through private placement financing and successfully carry out our business plan, there can be no assurance that we will accomplish these tasks and achieve profitability.

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

ITEM 3 Quantitative and Qualitative Disclosure about Market Risk

We do not utilize derivative instruments to manage market related risks. All of our operations are conducted in the United States except for our catalogue division which is located in Canada. Our catalogue division reported revenues of $41,987 and a segmented operating loss of $18,488 for the quarter ended November 30, 2001. The net asset position of the catalogue division is not significant and thus, we are not exposed to significant risk of currency loss due to fluctuations in the Canadian and U.S. exchange rates.

PART II OTHER INFORMATION

ITEM 1 Legal Proceedings

On January 31, 2001, Chambers, Devonshire & Wyerhaus Ltd., a shareholder of our company, commenced a lawsuit against our company and two of our directors, Dennis Sinclair and Raymond Mol, in the Circuit Court of Cook County, Illinois. In the lawsuit, Chambers alleged as follows:

1. since January 1, 1997, the directors have approved salaries and stock bonuses to themselves which exceed the reasonable value of their services to our company;

2. Dennis Sinclair and Raymond Mol have wrongfully caused our company to pay personal benefits to each of them, including excessively high salaries and payment of personal expenses; and

3. Dennis Sinclair has caused our company to pay expenses of and wrongfully pay compensation to Concept 10 Incorporated, a company owned by Dennis Sinclair.

Chambers is seeking the following relief:

1. Dennis Sinclair and Raymond Mol be directed to account for their conduct and management of our company and to repay all monies lost, wasted or improperly diverted from our company;

2. Dennis Sinclair and Raymond Mol be ordered to pay the costs that Chambers has and will incur in connection with this lawsuit;

3. Dennis Sinclair and Raymond Mol be removed as directors of our company and be barred from re-election as directors for a period of five (5) years;

4. Dennis Sinclair be removed from the positions of President and C.E.O. and be barred from any future business dealings with us; and

5. Dennis Sinclair and Raymond Mol be prohibited from soliciting any proxies and voting any of the shares that they respectively hold to fill the vacancies which will be created by their respective removal as directors and officers.

Our company and management believe that this lawsuit has no merit. At a hearing held in this lawsuit on July 13, 2001, the Judge in this case struck the Plaintiff's Complaint because it was insufficient in both substance and form. A Complaint is the formal name of the document in which a plaintiff states his claim - a plaintiff without a Complaint has no claim for the Court to adjudicate. The Judge gave the Plaintiff in this lawsuit permission to file an amended Complaint if he did so by August 10, 2001. On August 10, 2001, the Plaintiff asked the Judge for an extension of time in which to file the amended Complaint and the Court granted the Plaintiff an extension until September 7, 2001. As of December 31, 2001, the Plaintiff had not filed an amended Complaint.

On September 25, 2001, Rolling Meadows Associates, I, LLC, by Zaragon Holdings, Inc., filed a Complaint in Cook County, Illinois Circuit Court against VirtualSellers.com, Inc. for possession of the premises located at 3075 Tollview Drive, Rolling Meadows IL and for rent or damages for withholding possession of these premises for the period from September 1, 2001 through September 30, 2001 in the amount of $26,315 plus all rents accruing through the date of trial. At a hearing held October 16, 2001, the Court granted possession of the premises to the plaintiff. Subsequently, the Plaintiff filed an amended Complaint asking for $116,762.31 in rent, late fees, costs, interest and attorneys' fees. We deny that we owe the Plaintiff any money. In addition, we have asserted various affirmative defences arising out of the Plaintiff/landlord's interference with our efforts to negotiate a sublease by bypassing us and negotiating a new lease directly with the company to with whom we were negotiating a sublease. Our affirmative defences include claims that the Plaintiff's interference caused us to lose profits in excess of the rent being demanded of us, as well as the opportunity to be released from the liability that the Plaintiff alleges we have under the lease. We are also alleging that the Plaintiff waived any right to seek rental payments, and is estopped from doing so, and that the Plaintiff is itself in material breach of the lease.

Other than as set forth above, to our knowledge no other lawsuits were commenced against us during the quarter ended November 30, 2001, nor did we commence any lawsuits during the same period.

ITEM 2 Changes in Securities and Use of Proceedings

Recent Sales of Unregistered Securities

During the quarter ended November 30, 2001, we issued the following securities, none of which were registered under the Securities Act of 1933:

On August 3, 2001, we issued an aggregate of 13,212,976 common shares in the capital of our company to certain shareholders of Healthtrac, Inc., pursuant to the terms of the Healthtrac, Inc. acquisition. At the same time, and also in connection with the acquisition of Healthtrac, Inc., we issued an additional 3,716,090 common shares in the capital of our company to two creditors of Healthtrac, Inc. Most of the shareholders and both of the creditors were accredited investors and the transaction was private in nature. The shareholders that were not accredited were sophisticated purchasers who were capable of evaluating the merits and risks of their investment and each of them was provided with an offering memorandum and qualified for their subscription under Rule 506 of Regulation D promulgated under the Securities Act of 1933. Our company had reasonable grounds to believe that the investors were all capable of evaluating the merits and risks of their investment, and acquired the shares for investment purposes. 4,496,738 of the shares were issued in reliance upon Regulation S promulgated under the Securities Act of 1933 and 10,545,535 of the shares were issued in reliance upon Section 4(2) and/or Rule 506 promulgated under the Securities Act of 1933.

On September 27, 2001, we issued an aggregate of 2,200,000 common shares in the capital of our company to two accredited investors, in a transaction that was private in nature. Our company had reasonable grounds to believe that the investors were accredited, capable of evaluating the merits and risks of their investment, and acquired the shares for investment purposes. The shares were issued in reliance upon Section 4(2) and/or Rule 506 promulgated under the Securities Act of 1933.

On September 27, 2001, we issued 3,000,000 common shares in the capital of our company to an accredited investor, in a transaction that was private in nature. Our company had reasonable grounds to believe that the investor was accredited, capable of evaluating the merits and risks of his investment, and acquired the shares for investment purposes. The shares were issued in reliance upon Section 4(2) and/or Rule 506 promulgated under the Securities Act of 1933.

On October 22, 2001, we issued an aggregate of 2,000,000 common shares in the capital of our company to two accredited investors, in a transaction that was private in nature. Our company had reasonable grounds to believe that the investors were accredited, capable of evaluating the merits and risks of their investment, and acquired the shares for investment purposes. The shares were issued in reliance upon Section 4(2) and/or Rule 506 promulgated under the Securities Act of 1933.

On October 31, 2001, we issued 1,200,000 common shares in the capital of our company to an accredited investor, in a transaction that was private in nature. Our company had reasonable grounds to believe that the investor was accredited, capable of evaluating the merits and risks of its investment, and acquired the shares for investment purposes. The shares were issued in reliance upon Regulation S promulgated under the Securities Act of 1933.

On November 15, 2001, we issued an aggregate of 6,535,715 common shares in the capital of our company to four accredited investors, in a transaction that was private in nature. Our company had reasonable grounds to believe that the investors were accredited, capable of evaluating the merits and risks of their investment, and acquired the shares for investment purposes. The shares were issued in reliance upon Section 4(2) and/or Rule 506 promulgated under the Securities Act of 1933.

On November 15, 2001, we issued an aggregate of 3,825,000 common shares in the capital of our company to twenty-one accredited investors, in a transaction that was private in nature. Our company had reasonable grounds to believe that the investors were accredited, capable of evaluating the merits and risks of their investment, and acquired the shares for investment purposes. The shares were issued in reliance upon Section 4(2) and/or Rule 506 promulgated under the Securities Act of 1933.

On November 15, 2001, we issued an aggregate of 916,668 common shares in the capital of our company to six accredited investors, in a transaction that was private in nature. Our company had reasonable grounds to believe that the investors were accredited, capable of evaluating the merits and risks of their investment, and acquired the shares for investment purposes. The shares were issued in reliance upon Section 4(2) and/or Rule 506 promulgated under the Securities Act of 1933.

On October 22, 2001, we granted options to purchase an aggregate of 775,000 common shares at an exercise price of $0.09 per share to sixteen of our employees. The options vested immediately upon grant and are exercisable through October 22, 2011. The options were granted in reliance upon Section 4(2) and/or Rule 506 promulgated under the Securities Act of 1933.

On November 5, 2001, we cancelled options to purchase 1,000,000 common shares at an exercise price of $0.56, which options were initially granted to one of our directors on August 31, 2000. In exchange for his agreement to cancel the 1,000,000 options, on November 28, 2001, we granted options to purchase 200,000 common shares at an exercise price of $0.15 to that director. The options vested immediately upon grant and are exercisable through November 5, 2011. The options were granted in reliance upon Regulation S promulgated under the Securities Act of 1933.

On November 5, 2001, 7,304,750 of the outstanding options were repriced to $0.15.

ITEM 3 Defaults Upon Senior Securities

Not applicable.

ITEM 4 Submission of Matters To A Vote Of Security Holders

None. We originally intended to hold our Annual General Meeting on August 22, 2001 but have rescheduled our Annual General Meeting to February 22, 2002.

ITEM 5 Other Information

On September 5, 2001, Robert Watson resigned from his position as the secretary our company. On September 27, 2001, Grayson Hand resigned from his position as one of the directors of our company. On November 1, 2001, Dr. Paul Lee was appointed as a director of our company.

On November 9, 2001, we entered into a Letter Agreement with Dr. Dennis Sinclair, our chief executive officer and the Chairman of our board of directors, in which Dr. Sinclair agreed to resign all of his positions with our company and any of our subsidiaries in exchange for our agreement to issue to him 1,018,181 shares of our common stock in lieu of back salary we owed him for the period up to November 9, 2001, and a Share Purchase Warrant, in lieu of any obligation we might have to pay him termination compensation, entitling him to purchase up to 6,000,000 of our common shares at a purchase price of $0.10 per share for a period of five years from the date of issue of the warrant. On December 6, 2001, because we did not have a successor for Dr. Sinclair, we signed an amendment of his termination agreement extending the effective date of his resignation to a date upon which our board of directors identified and appointed a successor chief executive officer for our company. In this December 6, 2001 amendment, we agreed to use our best efforts to identify and appoint a successor to Dr. Sinclair as expeditiously as possible, but as of the date of this quarterly registration statement we have not yet done so.

ITEM 6 Exhibits and Reports on Form 8-K

Reports on Form 8-K

On October 18, 2001, we filed a Form 8-K/A Amendment to Current Report with respect to the completion of the merger between our newly formed and wholly-owned Nevada subsidiary, Healthtrac Corporation, and Healthtrac, Inc., a California corporation. Pursuant to the Merger Agreement dated July 11, 2001, Healthtrac, Inc. was merged into Healthtrac Corporation in exchange for the issuance of 13,529,412 common shares in the capital of our company. As part of the merger, we have assumed a debt owed to a third party of $892,459.27, which we settled for $500,000, and paid in shares of our common stock at a price per share of $0.265. Also as part of the merger, we obtained a loan for $110,000 at an interest rate of 1% over the Bank of America's prime rate from Queensland Teachers Union Health Fund Limited. The loan is convertible at Queensland's option into shares of our common stock on the date of maturity of the loan at a price that is equal to the price per share equal to the ten-day average closing price for the ten trading day period ending on the repayment date. Queensland also converted approximately $484,763.51 of debt owed by Healthtrac, Inc. to Queensland into shares of our common stock at a price of $0.265. Finally, Queensland agreed to lend Healthtrac Corporation money as and when needed over a period of nine months after the closing of the merger, for the purpose of purchasing books for resale to Healthtrac's customers.

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

VIRTUALSELLERS.COM, INC.

By: /s/ Dennis Sinclair
Dennis Sinclair, President/Director
Date: January 14, 2002

By: /s/ Ray Mol
Ray Mol, Director
Date: January 14, 2002

By: /s/ Mel Baillie
Mel Baillie, Director
Date: January 14, 2002

By: /s/ Pierre Prefontaine
Pierre Prefontaine, Director
Date: January 14, 2002

By: /s/ Paul Lee
Paul Lee, Director
Date: January 14, 2002