Form 10-K
period 2002-02-28
HEALTHTRAC INC
filed 2002-06-13
CIK 790948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended  February 28, 2002
or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ]to[ ]

Commission file number  000-14356

Healthtrac, Inc. (formerly Virtualsellers.com, Inc.) (Exact name of registrant as specified in its charter)
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

195,353,166 common shares @ $0.10(1) = $19,535,317
(1) Average of bid and ask closing prices on May 1, 2002.

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

211,301,870 common shares issued and outstanding as of June 1, 2002

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

As used in this annual report, the terms "we", "us", "our", and "Healthtrac" mean Healthtrac, Inc. and our subsidiaries, unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

Our Business Operations

Our company was incorporated under the laws of the Province of British Columbia on January 29, 1982 under the name "Thunder Oil & Gas Ltd.". Our name was changed to "Thunder Explorations Ltd." on May 9, 1983. On April 22, 1985, we changed our name to "CAM-NET Communications Network Inc." and on February 1, 1991, our company was continued under the Canada Business Corporations Act. On August 1, 1997, we changed our name to "Suncom Telecommunications, Inc." and on May 31, 1999, we changed our name to "Virtualsellers.com, Inc.". Following our Annual General and Special Meeting for the year ended February 28, 2001, on February 22, 2002, we changed our name to "Healthtrac, Inc.".

We had the following subsidiaries as of May 1, 2002:

Subsidiaries	Jurisdiction of Incorporation	Date of Incorporation	Percentage of Securities Owned
Canadian-American Communications Inc.(1)	British Columbia	March 6, 1984	100%
Canadian Northstar Transmission Systems Ltd.(1)	CBCA	February 23, 1995	100%
Preferred Telemanagement Inc. (formerly Suncom Telemanagement Inc.) d/b/a CallDirect Enterprises (2)	British Columbia	November 23, 1994	100%
CAM-NET Cellular Inc. (formerly Direct Advantage, Inc. and Invoice Reduction Services, Inc.) (3)	Ontario	March 8, 1994	100%
Northnet Telecommunications Inc.(4) (d/b/a NorthStar Telesolutions)	Illinois	February 6, 1998	100%
eCommerce Solutions Inc. (d/b/a. VirtualSellers.com) (5)	Illinois	May 17, 1999	100%
Sullivan Park Inc. (d/b/a/ Sullivan Park) (6)	California	September 13, 2000	100%
Healthtrac Corporation	Nevada	June 5, 2001	100%

(1) Canadian-American Communications Inc. was dissolved on July 28, 2000. Canadian Northstar Transmission Systems Ltd. is being dissolved but a Notice of Dissolution has not yet been issued.

(2) Preferred Telemanagement Inc., d/b/a CallDirect Enterprises, ceased operations on February 28, 2002;

(3) CAM-NET Cellular Inc. ceased operations in 1997;

(4) Northnet Telecommunications Inc. is an Illinois corporation qualified to transact business in Indiana;

(5) eCommerce Solutions Inc. d/b/a VirtualSellers.com ceased operations December 31, 2001.

(6) Sullivan Park Inc. d/b/a Sullivan Park ceased operations July 19, 2001.

Our General Development During the Last Five Years

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

On January 14, 1997, the Court granted us protection from our creditors under the CCAA (the "CCAA Proceedings") to preserve our assets and allow us to carry on our business while formulating a restructuring plan.

Shortly after filing our CCAA Proceedings, it became apparent that we would not be able to finance our business operations. We decided to sell our commercial and residential telecommunications customer base for the highest available price. On April 7, 1997, we sold our accounts receivable, capital assets, licences and acquired customer base to Primus Communications, Inc., Primus Telecommunications Canada Inc. and 336246 Canada Inc. for approximately CDN$6,750,000 with approval of the Court. There was a holdback of CDN$1,000,000 to secure the accuracy of our representations and warranties made as part of the sale. To the extent that Primus made claims against the holdback, the trustee was required to retain an equivalent portion of the holdback. Since Primus advanced claims exceeding the amount of the holdback, the full amount of the holdback was held in trust pending resolution of such claims. We entered into a settlement with Primus regarding the holdback, whereby we received CDN$25,000 for consulting services, Primus received CDN$275,000 and the balance of the holdback was distributed to creditors under the restructuring plan.

On April 17, 1997, we sold all of the shares in Cam-Net Communications and our interest in Cam-Net Telecommunications to London Holdings Inc. for cash proceeds of CDN$3,070,000. The agreement provided that certain inter-company debt owed by Cam-Net Communications to Cam-Net Communications Network Inc. would be repaid to us in annual instalments equal to 15% of the annual profit of Cam-Net Communications for three fiscal years commencing April 30, 1997. The first CDN$500,000 of the repayment to our company was to be payable to GT Communications Inc., pursuant to the restructuring plan in the CCAA Proceedings. Since we anticipated little or no repayment of such debt, we decided to sell this receivable for CDN$575,000, with GT Communications being entitled to receive approximately CDN$360,000 of these proceeds.

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

GT Communications alleged an equitable security interest in the amount of CDN$2,600,000 against all of our assets and our subsidiaries. After extensive negotiations, the Court approved a settlement entitling GT to an immediate cash settlement of CDN$1,400,000 and confirmation of a claim of CDN$575,000 as an unsecured creditor to be paid only from any repayment received by us from the transaction with London Holdings. Since we anticipated little or no repayment from the transaction with London Holdings, we sold this receivable for CDN$575,000, with GT Communications receiving approximately CDN$360,000 of the proceeds. GT Communications has no further claims against us.

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

Summary of Material Acquisitions

NorthNet Telecommunications Inc. d/b/a "NorthStar Telesolutions"

On January 1, 1998, we purchased our first call center for $105,000. As consideration for the acquisition, we issued a convertible note for $105,000 which was convertible into our common shares at the rate of $0.10 per common share. On January 5, 1999, the convertible note was converted into 1,050,000 of our common shares. The call center is operated through our subsidiary, NorthNet Telecommunications Inc. doing business as NorthStar Telesolutions. For details of the operations of our call center, see the section entitled "Call Center Operations" below.

VirtualSellers.com, Inc.

In April, 1999, we purchased certain assets and the business of VirtualSellers.com, Inc., an Illinois corporation. As consideration for the acquisition, we paid cash of $170,000, assumed indebtedness of US$28,929, issued 500,000 of our common shares and issued share purchase warrants to purchase up to 361,710 of our common shares. Each share purchase warrant entitled the holder to purchase one common share at a price of $1.50 per common share for a period of two years. As part of the acquisition, we entered into employment agreements with two of the founders of this company.

Although we discontinued the operations of VirtualSellers.com, Inc. as of December 31, 2001, we subsequently launched our Professional Services and Software Products ("PSSP") Group on March 4, 2002. The primary purpose of this Group is to market our TAME V software, provide the information technology services for our Healthtrac division and provide application development and Web-enabling solutions. For details of the operations of our PSSP Group, see the section entitled "PSSP Group Operations" below.

CallDirect Enterprises Inc.

In May, 1999, we purchased certain assets of CallDirect Enterprises Inc. As consideration for the acquisition, we issued 1,200,000 of our common shares and assumed the outstanding indebtedness of approximately CDN$500,000, which we settled for approximately CDN$109,000.

On February 28, 2002, we announced that our subsidiary, Preferred Telemanagement Inc., doing business as CallDirect Enterprises, ceased operation on the last day of our fiscal year, February 28, 2002. As a result, we no longer operate as a catalogue reseller of telephone-related equipment, as well as of products such as multimedia, entertainment, travel, security and computer accessories for offices and homes. These operations are classified as discontinued operations in our annual financial statements filed under Item 8 of this Annual Report on Form 10-K.

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

For further details on TAME, see the section entitled "TAME (Tag Activated Markup Enhancement)" below.

Sullivan Park LLC

On June 1, 2000, our subsidiary Sullivan Park Inc. acquired all of the assets of the Internet services development business carried on by Sullivan Park LLC and Edward W. Sharpless in exchange for 6,500,000 of our common shares, which were issued to Edward Sharpless on July 18, 2001. As part of the acquisition, our subsidiary Sullivan Park Inc. entered into an employment agreement with Edward Sharpless and retained several of Sullivan Park's employees.

The former owner of the business of Sullivan Park, which was acquired by our company on June 1, 2000, had filed a claim against our company alleging that the company was in default of the terms of the purchase agreement between our company and the former owner. Under the terms of the agreement, our company was required to issue $2,700,000 of registered common shares of our company to the former owner within one year of the acquisition date of Sullivan Park. We filed a counter claim against the former owner of Sullivan Park, which alleged that the former owner made inaccurate representations to us with respect to the business of Sullivan Park. On July 18, 2001 we reached a settlement with the former owner of Sullivan Park. As part of the settlement, we agreed to issue 6,500,000 common shares to Edward Sharpless, the former owner of Sullivan Park. We also agreed to pay the former owner $8,885 to reimburse him for expenses he had incurred on our behalf.

On July 19, 2001, we discontinued the operations of Sullivan Park Inc. because it was not generating sufficient business to justify maintaining it as a separate operation and because we had already made the decision to focus our efforts and resources on our new health promotion business.

MedWired Corporation

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

Healthscape, Inc.

On June 26, 2001, we acquired Healthscape, Inc.'s proprietary software (and related intellectual property) for the sum of $245,000, $5,000 of which was paid in cash, with the balance paid in 631,579 shares of our common stock having a fair value of $0.38 per share. The Healthscape Expert System analyzes each user's progress and the user health profile and provides tailored information to help each user meet their unique health goals. The Healthscape software, known as the Healthscape Expert System, is expandable to include new healthcare related applications and scalable to accommodate a growing user base.

Healthtrac, Inc.

On August 3, 2001, our wholly-owned Nevada subsidiary, Healthtrac Corporation, acquired Healthtrac, Inc., a California corporation, pursuant to a Merger Agreement dated July 11, 2001. We acquired the shares of Healthtrac, Inc. in exchange for 13,529,412 common shares in the capital of our company. After we acquired all of the shares of Healthtrac, Inc., we merged it into Healthtrac Corporation as provided for in the Merger Agreement. As a result of the merger, we assumed a debt owed to a third party of $892,459, which we settled for $500,000 and paid in shares of our common stock at a price per share of $0.265. Also as a result of the merger, we obtained a loan for $110,000 at an interest rate of 1% over the Bank of America's prime rate from Queensland Teachers Union Health Fund Limited. The loan is convertible at Queensland's option into shares of our common stock on the date of maturity of the loan at a price that is equal to the price per share equal to the ten-day average closing price for the ten trading day period ending on the repayment date. Queensland also converted approximately $484,764 of debt owed it by Healthtrac, Inc. into shares of our common stock at a price of $0.265. Queensland also agreed to lend Healthtrac Corporation (the surviving corporation in the merger) money as needed over a period of nine months after the closing of the merger, for the purpose of purchasing books for resale to Healthtrac's customers. The acquisition of Healthtrac, Inc. closed on August 3, 2001, although there are a number of post-closing obligations to be complied with, including the issuance of 316,436 of the total of 13,529,412 common shares that we agreed to issue in the exchange, which will be issued upon the submission to us by some of the shareholders of Healthtrac, Inc., of certain paperwork still required of them pursuant to the merger agreement.

For further details on the operations of our health promotion division, see the section entitled "Health Promotion Operations" below.

Our Current Business

Call Center Operations

We operate one call center through our subsidiary, NorthNet Telecommunications, Inc. doing business as NorthStar TeleSolutions. Our call center is located at 125 Airport Parkway, Greenwood, Indiana.

Industry Overview and Competition

The call center services market includes traditional teleservices activities such as outbound and inbound customer support, centralized customer billing, customer sales and support, order entry, order fulfilment, bill collection, Internet-based sales and service support, and marketing services including database marketing, market research, and data mining.

The call center industry is intensely competitive and our principal competition comes from large service organizations and numerous independent firms, as well as the in-house call center operations of many of our clients or potential clients. Northstar's principal competitors are AltaSierra Communications Inc. d/b/a/ CSR Central and TelePro Communications, a division of Priority Systems Inc. In addition, most businesses that are significant consumers of these services utilize more than one call center at a time and reallocate work among various firms from time to time. Some of this work is contracted on an individual project basis, effectively requiring that we and other firms seeking such business compete with each other frequently as individual projects are initiated. However, most of our revenue is not generated by individual projects, but from the integrated back office solutions that we provide. These solutions include customer service, tech support, billing, collections, service dispatch, management reporting, database management and collections. By integrating all of these solutions into one package we are able to ensure recurring revenues.

We believe that the principal competitive factors in our industry are technological expertise, service quality, sales and marketing skills, the ability to develop customized products and services and the cost of services. Our call center differentiates itself from its competitors based on its size and scale, advanced technology, service quality, breadth of services provided, industry and client focus, cost of services and business reputation.

We believe that the growth of customer management outsourcing will continue in our target markets as companies focus on their core competencies and seek to benefit from the advantages that outsourcing companies can provide. These advantages include: (i) technologically advanced, scalable systems and software which enable rapid competitive response; (ii) cost savings resulting from economies of scale achieved by leveraging investments in technology and larger customer service centers; (iii) improved time-to-market for new products/services, whether for existing companies or new entrants; and (iv) expertise to target, acquire and retain customers more effectively. We also see that there is a trend among businesses with in-house call center operations toward outsourcing the management of those operations to others and that this trend may attract new competitors into our market including, but not limited to, competitors that are substantially larger and better capitalized than our company.

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

Our Call Center

Our call center provides the traditional teleservices such as outbound and inbound customer support, centralized customer billing, customer sales and support, order entry, order fulfilment, bill collection, Internet-based sales and service support, as well as management reporting, database management, service scheduling and dispatch, and marketing services including database marketing, market research, and data mining. Our call center currently has the capacity for over 80 call center representatives and offers customer service support 24-hours a day, seven days a week. We provide our services for a flat monthly rate or on a per-transaction basis depending on the scope of services required.

In the past, we have provided services to a limited number of cable television operators and Internet service providers in the United States. We have expanded the scope of our call center operations and now service over 50,000 homes with cable television and/or other broadband services. We target businesses that have a customer base of up to 100,000 customers, as we have found that businesses with more than 100,000 customers typically have well established in-house call centers.

We market our call center services through periodic advertising, direct mail, strategic partnerships and outbound telemarketing of the services provided by the call center, as well as by appearances at industry trade-shows.

We plan to concentrate our call center services on customer support and transaction processing, allowing our clients to concentrate on the marketing and growth of their businesses while still maintaining a high level of customer care and service. We plan to continue to seek additional opportunities to add capacity, technology and expertise to our call center business. We are cultivating new customers for the call center which have also begun to provide cable-related services such as local and long distance telecommunications and Internet access. We anticipate that the services offered by our customers can be bundled and/or marketed together.

Separate Financial Information

Separate financial information for the call center can be found at Note 15 to our consolidated financial statements for the fiscal period ended February 28, 2002.

CallDirect Operations

On February 28, 2002, we announced the immediate cessation of our operations as a catalogue reseller of telephone-related equipment, as well as products such as multimedia, entertainment, travel, security and computer accessories for offices and homes. We operated this business through our subsidiary Preferred Telemanagement Inc. doing business as CallDirect Enterprises. We ceased to carry on this business because it was losing money, had a limited market and we had decided to concentrate our efforts and resources on our Healthtrac business.

Separate Financial Information

Since we shut down CallDirect, the results of the CallDirect catalogue division have been included in the Statement of Operations as discontinued operations and prior years have been retroactively adjusted to adopt discontinued operations presentation for CallDirect.

Separate financial information for CallDirect's operations can be found at Note 7 to our consolidated financial statements for the fiscal year ended February 28, 2002.

E-commerce Operations

During the year ended February 28, 2002, we provided e-commerce and e-business solutions, turnkey e-commerce transaction processing services, Web site development, maintenance and hosting services, and customized Internet design, development, deployment and project management services through our eCommerce Solutions Inc. d/b/a VirtualSellers.com and Sullivan Park subsidiaries.

Our Sullivan Park operation was in the Internet services business of developing on-line stores. We ceased operation of this subsidiary on July 19, 2001 because it was not generating sufficient business to justify maintaining it as a separate operation. When we ceased operation of this subsidiary on July 19, 2001, VirtualSellers.com assumed the responsibility for providing Sullivan Park's remaining clients with services, including site hosting and maintenance.

Our VirtualSellers.com operation depended to a large extent on Internet start-up businesses that have themselves gone out of business over the past few years. With the rapid shrinkage in its customer base, this operation began to lose money. As a result, we decided to close this business effective December 31, 2001. While winding down this subsidiary's business, we were contractually obligated to continue to provide Web hosting and maintenance services to one client into calendar year 2002. During the last quarter of our fiscal year 2002, another firm asked us to provide similar services for their sites and, with this new prospect, we decided to reconsider our decision to completely terminate all e-commerce operations. As a result, we launched our PSSP (Professional Services and Software Products) Group on March 4, 2002. Through the PSSP Group we plan to provide businesses with customized e-commerce solutions based primarily on our TAME development platform so that these businesses can retail their products and services over the Internet. PSSP will be capable of providing some of the services offered by our recently discontinued VirutualSellers.com operation. In this regard, PSSP is able to provide e-commerce applications, Web site development, maintenance and hosting services, customized Internet application design, deployment and project management services. We anticipate that a significant portion of the PSSP Group's revenue will be derived from our Healthtrac division and the sale and support of licenses of our TAME V software as an adjunct to Healthtrac's online product.

Industry Overview

E-commerce consists of the use of the Internet to buy and sell goods and services. E-commerce offers both businesses and consumers numerous benefits, including the following:

- interaction 24 hours a day, 7 days a week, regardless of respective locations;

- customized Web site content which matches the needs and preferences of individual users by personalizing content for users;

- inventory solutions as online stores enable businesses to readily increase the number of products and services offered, thereby enhancing the product selection available to customers;

- lower capital requirements because online businesses can avoid investments in physical retail locations; and

- automation of much of the interaction between businesses and consumers, resulting in reduced operating costs.

E-commerce between businesses provides the following benefits:

- reduced cost of selling a businesses' products or services;

- reduced inventory requirements;

- increased ability to minimize and rely on suppliers; and

- reduced time required by senior management and others for operations and allowing more time for strategic planning.

These benefits allow businesses to focus on growing their customer base and marketing and selling their products around the world in a cost-effective and efficient manner.

The early e-commerce businesses were often Internet-centered companies founded specifically to transact business on the Internet. More recently, traditional businesses, including department stores, car dealers and toy stores, offer their goods and services through the Internet. An increasingly broad selection of products is now being sold online. Accordingly, the need for online stores and transaction processing capabilities is affecting virtually all industries and businesses. A large number of these businesses have neither the time nor the resources to design, develop, construct and manage an e-commerce capable Web site to handle business-to-business or business-to-consumer transactions.

Services Provided by Virtualsellers.com

Virtualsellers.com provided a turnkey e-commerce transaction processing service to businesses with existing Internet Web sites and developed, maintained and hosted e-commerce capable Web sites for businesses without existing Web sites. VirtualSellers.com handled all aspects of processing orders. VirtualSellers.com charged a fee depending on the services provided and the cost of the item sold.

For businesses without existing e-commerce capable Internet Web sites, VirtualSellers.com was able to assist companies in designing, building, deploying and managing sophisticated secure e-commerce ready Internet Web sites that provided these businesses with immediately available, customized, secure and complete e-commerce transaction processing capabilities so that these businesses could retail their products and/or services over the Internet.

We ceased operation of this business in December 2001 because it had lost a substantial part of its customer base to the declines in the technology and internet markets, it was losing money and we had made a decision to concentrate our efforts and our resources on our Healthtrac operation.

The PSSP Group has the capability to build, maintain and host e-commerce capable Web sites, including the provision of customized Internet design, development, deployment and project management services. Using these capabilities, the PSSP Group will be in a position to help business clients develop an online selling presence. The PSSP Group will not, however, offer the transaction processing or order fulfilment services that were provided by VirtualSellers.com.

Separate Financial Information

Separate financial information for Virtualsellers.com can be found at Note 15 to our consolidated financial statements for the fiscal year ended February 28, 2002.

TAME (Tag Activated Markup Enhancer)

We own an application known as the TAME Shopping Cart and an interpretative programming language known as TAME (Tag Activated Markup Enchancer).

Industry Overview

A growing number of companies are building increasingly sophisticated Internet applications to perform a combination of marketing, sales and operational functions. Online businesses are constantly seeking innovative technology solutions that will enable them to deliver products and information targeted to their customers' interests and that enable them to provide a higher level of customer service. In addition, these companies are increasingly looking to Internet technology to help them manage their supplier and distributor networks more effectively by automating inter- and intra-company business processes and integrating diverse systems where key information is managed and where key business transactions reside.

Combined, these factors have created demand for comprehensive software platforms that can enable businesses to execute on their key Internet business initiatives quickly and reliably. These platforms allow integration and movement of data between the existing software systems of different businesses across the Internet, as well as productive tools that enable both developers and business users to participate in the construction, maintenance and management of online businesses. TAME provides that solution.

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

We have developed TAME V, a fifth-generation software language that enables us to provide traditional and Internet-based businesses with significant savings in terms of both development time and technology costs for transaction processing services.

TAME has achieved acceptance into the EMC Proven Program. Acceptance into the EMC Proven Program indicates that our infrastructure has passed a rigorous review of its ability to support the operational needs of an Internet-based business or service and has the enterprise storage resources necessary to operate at peak efficiency, adapt to a constantly changing business climate and easily manage Internet-driver growth. EMC Proven E-Infrastructure Program benefits give us the right to display the EMC Proven E-Infrastructure logo in our printed and electronic media, allowing us to add value and market differentiation in the products and services that we offer customers. Such acceptance can allow us to benefit from EMC's vendor network in generating sales for TAME.

Through the use of TAME, our company and our development partners can deliver complete e-business solutions based on an open, scalable architecture provided by the TAME development environment. This ability ensures that clients' existing business processes, intelligence and technology can be easily Web-enabled and integrated to support new online and offline business initiatives.

If, for example, a client decides to implement a different operating system or move its applications onto a different computer network with a different operating system, then TAME can be installed and the applications can be seamlessly migrated so that they will operate on the new operating system. TAME-enabled Web services link sites and applications together to perform functions that individual components alone are not able to perform.

TAME V

The new release of TAME V is a faster, easier, and more robust version of its predecessors. This platform independent, server-sided programming package is used to produce Web pages, Web-based applications, and virtually any e-commerce application. It serves as "glue" among many varieties of Web-based entities such as XML and XSL.

The Nature of TAME V

At the system's core is a tiny, proprietary engine that provides the language interpreter and basic functionality. There is no need for CGI programs, as it is based completely on dynamic linked libraries (DLLs) in ISAPI (for IIS on MS Windows NT) or SO (for Apache on UNIX) files. That means less overhead and a smaller memory footprint because TAME V employs only the memory that is required to run that application, rather than all available memory. The script itself is an enhancement to standard HTML code and resembles standard Javascript, VB, or C++ languages. This results in fast development, easy loading, and significant labor cost savings.

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

Customers, Sales and Marketing

We market and sell TAME to businesses using a combination of direct and indirect distribution channels, including the following:

- sales to our Healthtrac subsidiary for its online product;

- sales through marketing relationships with health promotion consultants and vendors;

- direct sales by our own staff through our outbound telemarketing program; and

- sales through our Web site - www.tameable.com.

We intend to market and sell TAME using the following direct and indirect distribution channels:

- direct sales by our own staff through our outbound telemarketing program;

- sales through strategic relationships with hardware vendors;

- direct sales to application service providers who in turn sell to their customers;

- direct sales to Internet and other service providers who provide Web site development and e-commerce solutions;

- agents who develop or resell integrated solutions; and

- organizations that use TAME to create Web sites and Web applications with electronic commerce, content management and personalization capabilities for Internet, intranet and extranet use.

Our Web site allows visitors to download, evaluate and purchase TAME. Electronic distribution provides us with a low-cost, globally accessible, 24-hour sales distribution channel. To date, many copies of an evaluation version of TAME have been downloaded from our Web site.

Competition

The Internet application products market is intensely competitive, subject to rapid change and significantly affected by new product introductions and other activities of market participants. Primary competitors in the market include Microsoft and Sun Microsystems' software Java and Javascript. As the size and visibility of the market opportunity increases, we believe that additional competitors may enter the market with competing products. Increased competition could result in pricing pressures, reduced margins or the failure of TAME to achieve or maintain market acceptance, any of which could have a materially adverse effect on our business, operating results and financial condition. Many of our current and potential competitors have longer operating histories and substantially greater financial, technical, marketing and other resources than we do. Therefore, they may be able to respond more quickly to new or changing opportunities, technologies, standards or customer requirements. Many of these competitors also have broader and more established distribution channels that may be used to deliver competing products directly to customers through bundling or other means. If competitors were to bundle competing products with their products, the demand for TAME might be substantially reduced and our ability to distribute our products successfully would be substantially diminished.

Competitive factors in the Internet application products market include:

- the quality and reliability of software;

- cost per user;

- application server scalability, availability and performance;

- productivity features for creating, editing and adapting content;

- ease of use and interactive user features;

- compatibility with the user's existing network components, software and operating systems;

- interoperability with emerging Internet standards such as XML, Java, and HTML.

Health Promotion and Disease Management Operations

In January 2001, we made a strategic decision to pursue another vertical market for deployment of our TAME software - the healthcare industry. Our decision to enter this field was based on our belief that there is a need to improve the health of patients, lower healthcare costs to health organizations and to supply health and wellness information. The Internet provides a low cost opportunity to provide health promotion, disease management and wellness information and personalize its delivery.

We believe that by using our TAME software we can create health and wellness sites that offer an exchange of health promotion and disease management information and support a broad range of health promotion and disease management services delivered over our secure, Internet-based platform. These sites will be for use by our clients' constituents using resources such as a health encyclopaedia and interactive learning centres. We intend to provide our users with health and wellness news and information and interactive preventive health and information tools. We anticipate that our health and wellness sites will provide proprietary, medically reviewed health and wellness news articles and medical information which will allow users to research current information relating to diseases and common health conditions. We anticipate that our users will be able to remotely access our sites.

Our first step in developing our health and wellness product and services line was our April 20, 2001, acquisition of MedWired Corporation's proprietary Web site development and content management PracticePortal software. The Practiceportal software was designed to facilitate communication between physicians and their patients over the Internet. Originally, we intended to create a health and wellness portal that allows patients to communicate with their providers. This is now a long-term objective for Healthtrac's online products.

On June 26, 2001, we acquired Healthscape, Inc.'s proprietary Expert System software (and related intellectual property). The Healthscape Expert System analyzes each user's progress and the user health profile and provides tailored information to help each user meet their unique health goals. The Healthscape Expert System was intended to be a "virtual coach" for Healthtrac's online product. As part of our long-range plan, we intend to adapt the system into Healthtrac's online product. The Healthscape Expert System is expandable to include new healthcare related applications and scalable to accommodate a growing user base.

On August 3, 2001, we completed a share exchange and merger between our newly formed and wholly-owned Nevada subsidiary, Healthtrac Corporation, and Healthtrac, Inc. in which we acquired the common and preferred stock of Healthtrac, Inc. Healthtrac Corporation is a health promotion and disease management company that provides its products and services to health plans and self-insured employers. It provides health risk assessment tools, participant health status reports, tailored health education tools, general health promotion information, individual programs for self-management of individual health, disease management interventions, the means of measuring and reporting results, and need and demand reduction programs.

Our Healthtrac programs are designed to postpone the onset of morbidity (e.g. disease and disability) through healthy preventive practices, and to encourage and support self-management of chronic disease. These programs are:

- scientifically designed to identify those who may be high utilizers of health care benefits in the next 12 months;

- serial interventions to encourage behavior change over time; and

- tracking mechanisms to evaluate impact.

Healthtrac offers population health management tools for organizations at risk for health care costs. These tools help identify potential high-risk constituents prior to high claims utilization, reduce health risks and costs by supporting healthy changes and management of chronic conditions, track and reinforce changes over time, and evaluate the impact of these efforts. Our Healthtrac product line includes:

- Basic Program (low risk)

- High Risk Program

- Chronic Disease Management for:

Arthritis

Asthma

Back Pain

Diabetes

Heart Disease

High Blood Pressure

Lung/Respiratory Disease

Stroke

- Lifestyle Management Programs for:

Cigarette Smoking

Obesity

Stress

Combined Lifestyle Risk

- Babytrac®

Preconception

Prenatal

Postnatal

- Programs for Seniors

Other Healthtrac services include:

- Predictive algorithm - identifies individuals with higher health risk who are more likely to incur high health costs.

- Questionnaire Summary Reports for case managers, Primary Care Physician.

- Babytrac Preconception and Prenatal educational programs with questionnaires and feedback each trimester and postpartum.

- Outbound phone calls by health educators to high risk participants with questionnaires and feedback.

- Aggregate reports for sponsoring organizations to assist them in planning additional interventions and activities based on the risks of population, and to assist them in evaluating the impact of their efforts (reductions in costs - health care utilization, absenteeism, workers comp and disability; retention of employee/members; satisfaction with sponsoring organization). Link to resources for comparison with actual claims and personnel measures to validate self-report data.

- Online Option for all products.

- Links with additional online resources provided by strategic partners.

- Healthtrac provides participants with other information intended to help guide their health improvement efforts through self care books. These books include:

- "Take Care of Yourself," by Donald M. Vickery, M.D. and James F. Fries, M.D.

- "Taking Care of Your Child," by Robert H. Pantell, M.D., James F. Fries, M.D., and Donald M. Vickery, M.D.

- "Living Well," by James F. Fries, M.D.

Healthtrac's Customers

The majority of Healthtrac clients are self-funded employer groups, health plans/managed care organizations, hospital systems, and the military. Healthtrac generally has long-term relationships and long-term contracts with its clients. Many are in the process of renewing their agreements with Healthtrac. We target businesses that have an eligible base of 5,000 or more.

Distribution

Healthtrac's products and services are delivered via paper/manual delivery, but Healthtrac also has its health risk assessment available for delivery over the Internet. Healthtrac distributes its products and services in the following manner: Healthtrac contracts with an organization, (e.g. a self-ensured employer), to provide a health promotion program to the employer's employees or the healthplan's members. Of the total eligible participants, a percentage of the employees or members become actual Healthtrac program participants. Healthtrac enrolls these participants into our database and then generates the initial health risk assessment for each participant. The participant completes the assessment, returns it to Healthtrac, and then Healthtrac analyzes the assessment using its proprietary algorithms. Healthtrac then generates a letter and report uniquely tailored to each individual, addressing that individual's health status and risks. Based on the findings of the analysis, the individual is either enrolled in a high risk program or placed in the basic, or low risk, program. The participant then receives health information, educational materials, and self management tools tailored to the individual's health maintenance or improvement goals. The participants are then reassessed at periodic intervals. Healthtrac is exceptional in its market because of this "serial tracking" of its participants. This serial tracking reports the individuals successes and progress toward meeting their health improvement goals over time. Healthtrac also provides aggregate reports to its clients to measure the program's success.

Healthtrac's products and services were initially developed in 1984 when Healthtrac was founded. Healthtrac continually evaluates its health assessment tool to incorporate the most current (accepted and valid) scientific, medical, demand management, and lifestyle behavior change concepts. This requires ongoing design/redesign, testing, and monitoring of the questionnaire responses and the associated algorithms used to calculate risk scores and health status. We also encourage feedback from our clients' medical teams.

Development of our online health risk assessment is complete and we are poised to sell this product to our first client. A static version and tour of the online questionnaire and ancillary products is available for viewing at the www.myhealthtrac.com website.

Healthtrac's operations center is located in Redwood City, California.

Industry Overview

If the health of American citizens were improved, logic indicates we would spend less time and money treating the many diseases that are clearly preventable.

There is ample evidence that poor health habits cost dearly: By way of example:

- preventable illness makes up approximately 70 percent of the burden of illness and the associated costs. Well-developed national statistics such as those outlined in Healthy People 2000 (2010) document this central fact clearly. McGinnis and Foege have carefully reclassified the causes of death in the United States, using underlying actual causes rather than the traditional disease-oriented classifications; they found that preventable causes account for eight of the nine leading categories and for 980,000 deaths per year. (J. F. Fries, et.al. New England Journal of Medicine 1993; 329:321-325; and J.M. McGinnis, W. H. Foege, Journal of American Medical Association 1993; Volume 270, No. 18).

- the U.S. Congress Office of Technology Assessment estimated that, in 1985, smokers cost businesses $43 billion in lost earnings. (OTA, US Congress. Smoking-related Deaths and Financial Costs. Washington, DC: Health Program, OTA; 1985 OTA staff memorandum).

- obesity in the US accounts for approximately 5% of all health care costs (Thompson, D., Edelsberg, J., Kinsey, K. L., Oster, G. Estimated economic costs of obesity of US business. Am J Health Promotion. 1998; 13:120-127.)

- current medical research, according to Nutritional Health Magazine (11/2001), shows that 50% of the American population is overweight.

- employees with six heart disease risk factors had future medical costs 149% higher than those with no risk factors. Those with three stroke risk factors had costs 52% higher than those without the same risk factors. (Jee S, O'Donnell M, Suh I, Kim I. The relationship between modifiable health risks and future medical expenditures: the Korea Medical Insurance Corporation employee study. Am J. Health Promotion. 2001; 15: 244-255).

Today, there is an expanding demographic looking for new methods of increasing their well being through health promotion and disease management products. For individuals following a health promotion program or maintaining a healthy lifestyle, the results can be very dramatic: the individual is likely to have more energy, fewer physical problems, greater mental alertness, greater athletic prowess, feel better, look younger, and be healthier than his or her peers who did not adopt healthy living practices. For those individuals following an unhealthy lifestyle, the results can be just as dramatic: increased illness and disease, frequent absenteeism, prolonged disability, and early death.

Interest in worksite health promotion has grown steadily since the mid-1980s when employers became concerned about rapidly rising health care costs. Employers, managed care providers and third party administrators all share the following needs:

- to manage and control participant health benefit costs;

- to decrease demand for unnecessary or avoidable healthcare services;

- to build participant satisfaction and increase productivity;

- to re-connect and focus on the participant as the primary stakeholder in healthcare;

- to empower, educate, inform, and guide participants to better health;

- to secure best of breed, best in class to affect the health and well being of participants;

- to improve health status of their participants;

- to reduce and/or stabilize the risks in their participants' lives; and

- to achieve a return on investment.

Competition

Generally speaking, Healthtrac competes in the health promotion and wellness market in which over 20 companies provide health promotion services with primary emphasis on health risk assessments, lifestyle, and behavioural modification and condition specific personal care management. Of these, the Mayo clinic, Wellmed, Staywell, Johnson & Johnson, WelsMD, Lummix and The University of Michigan constitute Healthtrac's competitors. This statement is biased towards health assessments as a core service and the ancillary non-core services that enhance the overall value proposition as it relates to overall health management. Each of these companies possesses unique strengths and weaknesses in delivery of health assessment technologies. We estimate that these five companies combined boast over 2300 current individual group clients and make up the critical mass of the marketplace.

Healthtrac has over 18 years of experience providing comprehensive health assessment, health promotion, and self-care products and services in the United States and internationally. More than one million individuals have used the Healthtrac health assessment instrument and over three million health assessment questionnaires have been completed, making it one of the most highly used and tested questionnaires in the industry.

Our health assessment and associated health promotion programs have been studied more extensively than any other such programs. Numerous studies, published in peer-reviewed medical and scientific literature, have found the health assessment and its educational programs to be highly effective in motivating positive change in health habits, resulting in lower risks and measurable reductions in the use of unnecessary, inappropriate and costly health care services.

Healthtrac has won numerous awards over the years, and is the only five-time winner of the C. Everett Koop National Health Award that recognizes programs that are proven to reduce health risks and health care costs.

Prior to our acquisition of Healthtrac in 2001, it had languished with few resources directed toward marketing, sales, and technology. We are rebuilding our sales and marketing efforts, reestablishing our visibility in the marketplace, and improving our technology platform. During the fiscal year ended February 28, 2002, Healthtrac expanded its marketing and sales efforts in an effort to increase its visibility in the market. We have increased our sales force in an effort to fully service our existing clients and to capture new clients. Healthtrac continues to pursue alliances with strategic sales partners to expand the market penetration of our products and services. Healthtrac is also focused on renewing existing client contracts and selling additional and enhanced products to our existing clients. In addition, Healthtrac completed the migration to our new software platform, the Windows NT/TAME platform, thus vastly improving our technology.

Employees

We currently employ 26 people in our call center business, 16 people in our Healthtrac business, five people in our PSSP Group and five administrative staff at our corporate head office. Except for our executive officers, all employees are employees at will, which means that both the employee and our company are free to terminate such employment relationships at any time.

Government Regulation

Various federal, state and local laws regulate companies in the health care industry. We do not plan to offer services that are subject to such laws. The following is a summary of some of the healthcare regulatory issues, which we do not believe will affect our operations:

- Federal Law Anti-kickback statute- The U.S. Federal anti-kickback statute prohibits the knowing and willfull solicitation, receipt, offer or payment of any direct or indirect remuneration in return for the referral of patients or the ordering or purchasing of items or services payable under Medicare, Medicaid or other federal health care programs.

- Self-referral law- Subject to certain limited exceptions, the Federal self-referral law, known as the "Stark Law", or "Stark II Law", prohibits physicians from referring their Medicare or Medicaid patients for the provision of "designated health services" to any entity with which they or their immediate family members have a financial relationship.

- State Law Anti-kickback laws- In addition to the Federal anti-kickback law, a number of states have enacted laws which prohibit the payment for referrals and other types of anti-kickback arrangements. Such state laws typically apply to all patients regardless of their source of payment.

- Self-referral laws- In addition to the Federal Stark Law, a number of states have enacted laws that require disclosure of or prohibit referrals by health care providers to entities in which the providers have an investment interest or compensation relationship. In some states, those restrictions apply regardless of the patient's source of payment.

- Corporate practice of medicine laws- The laws of many states prohibit business corporations from engaging in the practice of medicine through employment arrangements with physicians.

- Licensing laws- Every state imposes licensing requirements on individual physicians and on certain other types of healthcare providers and facilities. Many states require regulatory approval, including licenses to render care or certificates of need, before establishing certain types of health care facilities or offering services which entail the acquisition of expensive medical equipment.

Health Insurance Portability and Accountability Act of 1996

The US Congress enacted the Health Insurance Portability and Accountability Act of 1996 (HIPAA), including Standards for Privacy of Individually Identifiable Health Information. The law included provisions designed to save money for health care businesses by encouraging electronic transactions, but also required new safeguards to protect the security and confidentiality of that information. Most states already have similar laws, but HIPAA ensured the closing of gaps in the protection of patients' privacy and confidentiality.

The law gave Congress until August 21, 1999 to pass comprehensive health privacy legislation. When Congress did not enact such legislation after three years, the law required the Department of Health and Human Services to craft such protections by regulation.

In November 1999, the Department of Health and Human Services published proposed regulations intended to provide patients with new rights and protections against the misuse or disclosure of their health records. In December 2000, the Department of Health and Human Services issued a final rule followed by a comment period. This rule - the HIPAA Standards for Privacy of Individually Identifiable Health Information rule - is commonly referred to as the privacy standards rule. The privacy standards rule establishes a set of basic national privacy standards and fair information practices for the protection by health plans, healthcare clearinghouses, healthcare providers and their business associates of individually identifiable health information. This rule became effective on April 14, 2001 and the compliance date for most entities is April 14, 2003.

In its present form, the privacy standards rule applies only to health plans, health care clearinghouses, and certain health care providers. In today's health care system, however, most health care providers and health plans do not carry out all of their health care activities and functions by themselves; they require assistance from a variety of contractors and other businesses. In allowing providers and plans to give protected health information to these "business associates," the privacy standards rule conditions such disclosures on the provider or plan obtaining, typically by contract, satisfactory assurances that the business associate will use the information only for the purposes for which they were engaged by the covered entity, will safeguard the information from misuse, and will help the covered entity comply with the covered entity's duties to provide individuals with access to health information about them and a history of certain disclosures. Protected health information may be disclosed to a business associate only to help the providers and plans carry out their health care functions - not for independent use by the business associate. The privacy standards rule provides for civil and criminal liability for its breach.

The privacy standards rule applies to our Healthtrac business because Healthtrac relates to participants in the healthcare industry. We believe that Healthtrac is a business associate under the HIPAA privacy standards rule. Therefore, we will provide satisfactory assurances to our clients who must comply with HIPAA that we will use its participants' personal health information only for the purpose for which we were engaged by the client. In addition, we have developed our own privacy policy which assures our clients and our individual users that their information will remain confidential.

We believe that we are currently in compliance with the HIPAA privacy standards rule. However, we are continuing to examine all of our procedures related to the processing of protected health information. This process may result in changes in our procedures or expenses associated with ensuring and maintaining information security. The effect of the privacy standards rule on our business is difficult to predict and there can be no assurances that we will adequately address the business risks created by the privacy standards rule and its implementation. In addition, we are unable to predict what changes to the privacy standards rule will be made in the future or how those changes could affect our business.

While the provision of our services does not currently require any regulatory approval, there can be no assurance that such activities will not be subject to licensure in the future.

Other Restrictions Regarding Confidentiality and Privacy of Patient Information

Numerous state and federal laws other than HIPAA govern the collection, dissemination, use, access to and confidentiality of patient health information. Many states are considering new laws and regulations that further protect the confidentiality of medical records or medical information. These state laws are not in most cases pre-empted by the HIPAA privacy standard and may be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our customers and strategic partners. Definitions in the various state and federal laws concerning what constitutes individually identifiable data sometimes differ and sometimes are not provided, creating further complexity. The HIPAA privacy standards rule contains a restrictive definition of de-identified information, which is information that is not individually identifiable, that could create a new standard of care for the industry. These other privacy laws at a state or federal level, or new interpretations of these laws, could create liability for us, could impose additional operational requirements on our business, could affect the manner in which we use and transmit patient information and could increase our cost of doing business. In addition, parties may also have contractual rights that provide additional limits on our collection, dissemination, use, access to and confidentiality of patient health information. Claims of privacy rights or contractual breaches, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

International Regulation

Other countries also have, or are developing, their own laws governing the collection, use, storage and dissemination of personal information or patient data. These laws could create liability for our international operations, impose additional operations requirements or restrictions on our business, affect the manner in which we use or transmit data and increase our cost of doing business.

Intellectual Property

Our success is dependent upon our proprietary technology and other intellectual property and on our ability to protect our proprietary technology and other intellectual property rights. In addition, we must conduct our operations without infringing on the proprietary rights of third parties. We also intend to rely upon unpatented trade secrets and the know-how and expertise of our employees. To protect our proprietary technology and other intellectual property, we rely primarily on a combination of the protections provided by applicable copyright, trademark, and trade secret laws, as well as on confidentiality procedures and licensing arrangements.

We have one patent application pending with the United States Patent and Trademark Office for our TAME software system and method. We own a number of trademarks, including "Healthtrac" and "Babytrac". We also have trademark applications pending with the United States Patent and Trademark Office for "TAME", "If you don't care about e-commerce, that's your business. If you do that's our business." and Virtualsellers.com and Tiger (Tame) logos. Although we believe that we have taken appropriate steps to protect our unpatented proprietary rights, including our requirement that our employees and third parties who are granted access to our proprietary technology enter into confidentiality agreements, there can be no assurance that these measures will be sufficient to protect our rights against third parties. Others may independently develop or otherwise acquire unpatented technologies or products similar or superior to our technologies or products.

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

Companies participating in the software and Internet technology industries are frequently involved in disputes relating to intellectual property. In the future, we may be required to defend our intellectual property rights against infringement, duplication, discovery, and misappropriation by third parties or defend against third-party claims of infringement. Likewise, disputes may arise in the future with respect to ownership of technology developed by employees who were previously employed by other companies. Any such litigation or dispute could result in substantial costs to, and a diversion of effort by, our company. An adverse determination could subject us to significant liabilities to third parties, require that we seek licenses from, or pay royalties to, third parties, or require us to develop appropriate alternative technology. Some or all of these licenses may not be available to us on acceptable terms or at all, and we may be unable to develop alternate technology at an acceptable price or at all. Any of these events could have a materially adverse effect on our business, prospects, financial condition, and results of operations.

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

Risks Related to Our Business

We Have A Limited Operating History Which Makes It Difficult To Evaluate Our Future Prospects.

Although we were incorporated in 1982, we have a lack of history regarding our Web site design, development and hosting business, our custom Internet application processing business and our newly created health promotion business. Accordingly, we have a limited operating history and limited financial data upon which you may evaluate our business and prospects. Our potential for future profitability must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets. Some of these risks relate to our potential inability to:

- acquire and maintain a sufficient number of customers for each of our business divisions to achieve profitability;

- successfully provide high levels of service quality to our existing customers as we expand the scale of our business;

- develop new service offerings that complement our existing offerings;

- extend our TAME technology to support a wide range of hardware and software to meet the needs of a large range of customers; and

- increase our brand awareness for all of our operations.

We may not successfully address these risks. If we do not successfully address these risks, we may not realize sufficient revenues or net income to reach or sustain profitability, which would adversely affect our continuing business operations.

We Have A History Of Losses And Expect To Continue To Incur Significant Operating Losses And Negative Cash Flow, And We May Never Be Profitable.

We have incurred substantial net losses and have a substantial net operating loss carryover. A significant component of these losses were incurred in operations which we no longer operate but we have spent significant funds to develop our current business divisions, procure hardware, software and networking products and develop our operations, research and development and sales and marketing operations. We have continued to incur losses since entering the transaction processing/customer service and Internet software and development business. For the fiscal year ended February 28, 2002, we incurred losses of $9,916,809. As of February 28, 2002, we had an accumulated deficit of $117,073,324. We have incurred significant operating and net losses and negative cash flow and have not achieved profitability. While we feel confident that we can secure additional funds through private placement financing and successfully carry out our business plan, there can be no assurance that we will accomplish these tasks and achieve profitability. If we cannot successfully carry out our business plan, then our continuing business operations would be adversely affected.

We expect to increase our operating expenses in the future by increasing our sales and marketing expenditures. To achieve operating profitability, we will need to increase our customer base and revenue and decrease our costs. We may not be able to increase our revenue or increase our operating efficiencies in this manner. If our revenue grows more slowly than we anticipate or if our operating or capital expenses increase more than we expect, our operating results will suffer. Moreover, because we expect to continue to increase our investment in our business faster than we anticipate growth in our revenue, we will continue to incur significant operating losses and negative cash flow for the foreseeable future. Consequently, it is possible that we will not achieve profitability, and even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future. The auditors' report on our annual consolidated financial statements for the year ended February 28, 2002, contains an explanatory paragraph that states that our recurring losses from operations raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We Have Grown Very Rapidly And Our Ability To Achieve Profitability Will Suffer If We Fail To Manage Our Growth.

We have rapidly expanded our business during the transition to becoming a health promotion/customer service and Internet software and development company, although we have decreased our number of employees from 79 at February 28, 2001 to 52 at February 28, 2002. We have completed several acquisitions of businesses which we now operate.

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

The markets related to each of our business divisions are rapidly evolving and highly competitive. Some of these will likely be characterized by an increasing number of market entrants, as there are few barriers to entry, and by industry consolidation. We expect that we will face competition from both existing competitors and new market entrants in the future.

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

Our success is dependent upon achieving significant market acceptance of our products and services by employers, healthcare organizations, physicians, healthcare professionals and, once we have adapted the Healthtrac products for use on the Internet, Internet consumers. We cannot guarantee that employers, healthcare organizations, medical professionals or Internet consumers will accept Healthtrac, or even the Internet, as a replacement for traditional sources of healthcare information. Market acceptance of our products and services depends upon continued growth in the use of the Internet generally and, in particular, as a source of healthcare information services for medical professionals and consumers. The Internet may not prove to be a viable channel for these services because of inadequate development of necessary infrastructure, such as reliable network backbones, or complementary services, such as high-speed modems and security procedures for the transmission of confidential and private healthcare information, the implementation of competitive technologies, government regulation or other reasons. Failure to achieve and maintain market acceptance would seriously harm our business.

We will compete with other companies providing or maintaining online services or Web sites targeted to doctors and the health promotion and disease management industry, companies providing or maintaining online general health promotion and disease management information and related services, companies providing or maintaining public sector and non-profit Web sites that contain health-related information and services, companies providing or maintaining websearch services particularly geared to medical and healthcare Web sites, and publishers and distributors of traditional media targeted to doctors and the healthcare industry. Competition for users, members and advertisers, as well as general competition in the electronic commerce market, is intense and is expected to increase significantly.

Many of our competitors are larger than we are and have significantly greater financial resources and marketing capabilities than we do, together with better name recognition. It is also possible that new competitors may emerge and acquire significant market share. Competitors with superior resources and capabilities may be able to utilize such advantages to market their Web site, products and services better, faster and/or cheaper than we can. Increased competition is likely to result in reduced gross margins and loss of market share, either of which could have a material adverse effect upon our business, results of operations and financial condition. Because of these competitive factors and due to our comparatively small size and limited financial resources, we may be unable to compete successfully.

Our ability to compete successfully will require that we develop and maintain technologically advanced Web sites and provide superior products and services, attract and retain highly qualified personnel and obtain a significant customer base, and that we develop strategic partnerships that help us expand our products and services. There can be no assurance that we will be able to achieve these objectives. Failure to do so would have a material adverse effect on our business, operating results and financial condition.

The call center, telemarketing and customer relationship management industries are intensely competitive. We compete with numerous independent call centers, telemarketing and customer relationship management firms as well as the in-house operations of many of our existing or prospective clients. We compete for call center, telemarketing and customer relationship management services based on quality, technological expertise, customer service, price, value, range of service offerings, and available capacity.

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

If We Are Unable To Retain Our Executive Officers And Key Personnel, We May Not Be Able To Successfully Manage Our Business Or Achieve Our Objectives.

Our business and operations are substantially dependent on the performance of our key employees. Following the year ended February 28, 2002, we entered into an employment agreement for a two year term with Thomas V. Kalebic to act as our President and CEO. Mr. Kalebic resigned from these positions on June 10, 2002. Although we believe that the loss of Mr. Kalebic will not have a materially adverse impact upon our company, there can be no assurance in this regard, nor any assurance that we will be able to find a suitable replacement for Mr. Kalebic. Furthermore, we do not maintain "key man" life insurance on the lives of any of our officers. If we lose the services of one or more of our executive officers or key employees or if one or more of them decides to join a competitor or otherwise compete directly or indirectly with us, we may not be able to successfully manage our business or achieve our business objectives.

Our Business Will Suffer If We Are Unable To Hire, Train And Retain Highly Qualified Employees.

Our future success depends on our ability to identify, hire, train, integrate and retain highly qualified technical, sales and marketing, managerial and administrative personnel. Our success is therefore dependent upon our ability to identify, hire and retain such qualified personnel, for whose services we will be in competition with other prospective employers, many of which may have significantly greater resources than we do. Additionally, demand for qualified personnel conversant with certain technologies is intense and may outstrip supply as new and additional skills are required to keep pace with evolving computer technology. As our customer base and revenue continue to grow, we will need to hire a significant number of qualified personnel. In particular, we need to hire a sufficient number of technical operations personnel in order to deploy customers on a timely basis. Competition for qualified personnel is intense, and we may not be able to attract, train, integrate or retain a sufficient number of qualified personnel in the future. As we grow, it will become more difficult to identify qualified personnel to fill technical positions, which will cause us to rely increasingly on internal training programs. Our failure to attract, train, integrate and retain qualified personnel could seriously disrupt our operations and increase our costs by forcing us to use more expensive outside consultants and reduce the rate at which we can increase revenue.

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

Our Call Center and Healthtrac systems utilize sophisticated and specialized telecommunications, network and computer technology and proprietary software and have focused on the application of these technologies to meet our clients' needs. We anticipate that it will be necessary to continue to invest in and develop new and enhanced technology on a timely basis to maintain our competitiveness. Significant capital expenditures may be required to keep our technology up to date. Investments in technology and future investments in upgrades and enhancements to software for such technology may not necessarily maintain our competitiveness. Our future success will also depend in part on our ability to anticipate and develop information technology solutions which keep pace with evolving industry standards and changing client demands.

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

Our operations are dependent upon our ability to protect our Healthtrac and Call Center information databases against damage that may be caused by fire, power failure, telecommunications failures, unauthorized intrusion, computer viruses and other emergencies. We have taken precautions to protect our company and our customers from events that could interrupt delivery of our services. These precautions include off-site storage of backup data, fire protection and physical security systems, backup power generators and a disaster recovery plan. We also maintain business interruption insurance in amounts that we consider adequate. Notwithstanding such precautions, there can be no assurance that a fire, natural disaster, human error, equipment malfunction or inadequacy, or other event will not occur.

Our Growth Is Dependent Upon Trend Toward Outsourcing And Any Significant Change In This Trend Could Have A Materially Adverse Effect On Our Company.

The growth of our Call Center business depends in large part on the industry trend toward outsourcing information technology and administrative services. There can be no assurance that this trend will continue, as organizations may elect to perform such services in-house. We intend to alleviate our dependence upon any one revenue stream by expanding our business operations vertically and horizontally. Nevertheless, a significant change in the direction of this trend toward outsourcing could have a materially adverse effect on our company.

Our Future Success Will Depend In Large Part Upon Our Ability To Keep Pace With Technology.

Our future success will depend in large part upon our ability to keep pace with technology. Rapid changes have occurred, and are likely to continue to occur. There can be no assurance that our development efforts will not be rendered obsolete by research efforts and technological advances made by others. The market for information technology services is characterized by rapid technological advances, frequent new product introductions and enhancements, and changes in customer requirements. Although we believe that our Call Center is sufficient for the present, we believe that our future success will depend in large part on our ability to service new products, platforms and rapidly changing technology. These factors will require that we provide adequately trained personnel to address the increasingly sophisticated, complex and evolving needs of our customers. Our ability to capitalize on future acquisitions in the Call Center and health promotion and disease management industries will depend on our ability to (i) enhance our software and successfully integrate such software into our technical product support services, (ii) adapt such software to new hardware and operating system requirements and (iii) develop new software products in an industry characterized by increasingly rapid product and technological obsolescence. Our success is dependant upon Healthtrac's ability to upgrade and enhance its existing programs and systems. Our failure to anticipate or respond rapidly to technological advances, new products and enhancements, or changes in customer requirements could have a materially adverse effect on our company.

Our Business Will Suffer If We Do Not Enhance Or Introduce New Services And Upgrades To Meet Changing Customer Requirements.

The market for Internet software and Web site design and development services is characterized by rapid technological change, frequent new hardware, software and networking product introductions and Internet-related technology enhancements, uncertain product life cycles, changes in customer demands and evolving industry standards. Any delays in responding to these changes and developing and releasing enhanced or new services could hinder our ability to retain existing and obtain new customers. In particular, our technology is designed to support a variety of hardware, software and networking products that we believe to be proven and among the most widely used. We cannot assure you, however, that present and future customers will continue to use these products. Even if they do, new versions of these products are likely to be released and we will need to adapt our technology to these new versions. We must, therefore, constantly modify and enhance our technology to keep pace with changes made to our customers' hardware and software configurations and network infrastructures. If we fail to promptly modify or enhance our technology in response to evolving customer needs and demands, our technology could become obsolete, which would significantly harm our business. In addition, frequent changes in the hardware, software and networking components of the systems and services we provide could adversely affect our ability to automate the deployment process, a key element of our business strategy.

Our success is dependent upon our ability to provide the latest technology for our operation processes and our ability to enhance and provide clinical upgrades in our disease management and health promotion programs based on the latest research. Our success may also require that we continue to perform science-based evaluations on the impact of our programs.

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

Most Of Our Agreements Are Short Term And Our Financial Performance Could Be Damaged By A Significant Number Of Terminations Or Non-Renewals.

The standard customer agreement for customers of the Call Center are short-term and can be terminated without cause by either party. We expect that there will be terminations and non-renewals from time to time and that we may not be able to replace all of these clients. Our ability to generate revenues and our financial performance could be damaged by a significant number of terminations or non-renewals of such contracts.

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

Our success depends in large part on our intellectual property, including our proprietary software technology. We currently rely on a combination of copyright, trademark, trade secret and other laws and restrictions on disclosure to protect our intellectual property rights. We currently hold the Internet domain names "www.virtualsellers.com", "www.Healthtrac.com" and "www.MyHealthtrac.com" as well as various other related names, and we use "VirtualSellers", "Healthtrac" and "TAME" as tradenames. Domain names generally are regulated by Internet regulatory bodies and are subject to change and may be superseded, in some cases, by the laws, rules and regulations governing the registration of tradenames and trademarks with the United States Patent and Trademark Office and certain other common law rights. In the event that the domain registrars are changed, new ones are created or we are deemed to be infringing upon another's tradename or trademark, we could be unable to prevent third parties from acquiring or using, as the case may be, our domain name, tradenames or trademarks which could adversely affect our brand name and other proprietary rights. These legal protections afford only limited protection, and our means of protecting our proprietary rights may not be adequate.

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

Our Limited Marketing And Sales Resources Could Prevent Us From Effectively Marketing Our Products And Services

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

We Could Be Sued For Medical Malpractice

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

Healthcare Regulation Could Adversely Affect Our Business

The healthcare industry is highly regulated and is subject to changing political, regulatory and other influences. These factors affect the purchasing practices and operations of healthcare organizations. Federal and state legislatures and agencies periodically consider programs to reform or revise the United States healthcare system. These programs may contain proposals to increase governmental involvement in healthcare, lower reimbursement rates or otherwise change the environment in which healthcare industry participants operate. Healthcare industry participants may respond by reducing their investments or postponing investment decisions, including investments in our applications and services. We are unable to predict future proposals with any certainty or to predict the effect they would have on our business.

Existing laws and regulations also could create liability, cause us to incur additional cost or restrict our operations. Many healthcare laws are complex, applied broadly and subject to interpretation by courts and other governmental authorities. In addition, many existing healthcare laws and regulations, when enacted, did not anticipate the methods of healthcare e-commerce and other products and services that we provide. However, these laws and regulations may nonetheless be applied to our products and services. Our failure, or the failure of our business partners, to accurately anticipate the application of these healthcare laws, or other failure to comply, could create liability for us, result in adverse publicity and negatively affect our business.

The Effect of HIPAA On Our Business Is Difficult to Predict And Its Implementation May Cause Unexpected Problems

As described in more detail above, we believe that we are in a position to comply with HIPAA. We are continuing to develop our HIPAA-ready solutions and our business strategy for marketing those solutions and services. Changes in compliance deadlines or in other aspects of the HIPAA regulations may cause us to make changes to our strategy or require us to develop different solutions. The effect of HIPAA on our business is difficult to predict and there can be no assurances that we will adequately address the business risks created by HIPAA and its implementation or that we will be able to take advantage of any resulting business opportunities. In addition, we are unable to predict what changes to the HIPAA regulations will be made in the future or how those changes could affect our business.

The extension of the deadline for complying with the HIPAA transaction standards will cause us to have a longer period of time in which we must accommodate our customers' varying states of readiness to test new systems and move to the new standards. There can be no assurance that we will be able to meet our customers' requested deadlines.

The Recent Terrorist Attacks May Have An Adverse Effect On Our Business

The terrorist attacks in New York and Washington, D.C. on September 11, 2001 appear to be having an adverse affect on business, financial and general economic conditions. This may, in turn, have an adverse effect on our business and results and operations. At this time, however, we are not able to predict the nature, extent and duration of these effects on overall economic conditions or on our business and operating results.

Due To Deteriorated U.S. And World Economic Conditions, Expenditures For Information Technology Spending Or Health Promotion Products And Services Could Decline. If Spending Is Reduced, Our Sales And Operating Results Could Be Harmed

Many of our customers are affected by economic conditions in the United States and throughout the world. Many companies have announced that they will reduce their spending which may include them spending less on information technology systems, Internet applications and healthcare promotion products. If such spending is reduced by customers and potential customers, our sales could be harmed, and we may experience greater pressures on our gross margins. If economic conditions do not improve, or if our customers reduce their overall purchases, our business, sales, gross profits and operating results may be adversely affected.

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

Our common stock is quoted on the OTC Bulletin Board and is thinly traded. In the past, our trading price has fluctuated widely, depending on many factors that may have little to do with our operations or business prospectus. In addition, the OTC Bulletin Board is not an exchange and, because trading of the securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on an exchange of the Nasdaq Stock Market, Inc., you may have difficulty reselling any of the shares your purchase from the selling stockholders.

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

Trading Of Our Stock May Be Restricted By The SEC's Penny Stock Regulations Which May Limit A Stockholder's Ability To Buy And Sell Our Stock

The U.S. Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors." The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of, our common stock.

We Rely On Collaborative Relationships And Accordingly Any Termination Of Such Relationships May Have An Adverse Impact On Our Operations And Business.

We plan to pursue collaborative arrangements with other market leaders to develop, manufacture and market health promotion and disease management, application development and telecommunication services. Such agreements already exist with ASI, a web hosting company that has 160,000 business available to market its complete e-commerce solutions, and with World Satellite Network (WSNet), a provider of programming, hardware and network edge integrated digital services to private and franchised broadband service providers. Our future success will depend in large part on our ability to continue to form collaborative arrangements with third parties, our strategic interest in the potential products under development and, eventually, our success in marketing or willingness to purchase any such products. These programs may require that we share control over our marketing programs or restrict our ability to engage in certain areas of product development, production and marketing. These programs may also be subject to unilateral termination by our collaborative partners without cause or default and without an ability to cure any defaults. Accordingly, we may compete with our partners (and others to whom disclosure maybe made) for commercial sales of any products or services developed in these arrangements. There can be no assurance that we will be able to enter into collaborative arrangements on commercially reasonable terms, that these arrangements, if established, will result in successful programs to develop, manufacture or market products or that, if those programs are successful, our collaborative partners will not seek to compete directly through jointly developed products themselves or obtain them from alternative sources.

We May Not Be Able To Obtain The Additional Financing Necessary To Grow Our Business.

In order to grow our business and finance future acquisitions, we will require additional financing. We currently have a working capital deficiency of $1,868,569. As of February 28, 2002, our accumulated deficit was $117,073,324. Furthermore, we have experienced negative cash flows during each of the last three years of operations. We have historically depended upon capital infusion from the issuance of long term debt and equity securities to provide the cash needed to fund operations. Our ability to continue in business depends upon our continued ability to obtain significant financing from external sources. We are currently raising additional funds through the sale of additional equity. If this additional capital were raised through borrowing or other debt financing, we would incur substantial additional interest expense. Sales of additional equity securities, through a traditional underwritten offering, would dilute, on a pro rata basis, the percentage ownership of all holders of common shares. There can be no assurance that any such financing would be available upon terms and conditions acceptable to us, if at all. The inability to obtain additional financing in a sufficient amount when needed and upon acceptable terms and conditions could have a material adverse effect upon our company and our revenue growth may be adversely affected. If adequate funds are not available on acceptable terms when needed, we may be required to delay, scale-back or eliminate marketing of one or more of our products or development programs or obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates or potential products that we would not otherwise relinquish. Inadequate funding also could impair our ability to compete in the marketplace and could result in our dissolution.

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

Furthermore, our bylaws allow for insurance for the benefit of our officers and directors against such liabilities and in such amounts as the Board of Directors may determine. We currently subscribe to Directors and Officers Liability Insurance from Tri-City Brokerage of Illinois, Inc. for $3,000,000 for each claim and as an annual aggregate.

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

Item 2. Properties.

We currently lease the following office locations:

- office space located at Suite 1000, 120 North LaSalle, Chicago, Illinois, 60602. The office space is approximately 3,020 square feet and is leased for a four year term, which commenced July 1, 1998 and expires on June 30, 2002, for a monthly base rent of $3,146 (annual base rent of $37,750 for the year ending June 30, 2001 and $39,260 to the end of the term), plus property operating costs and taxes. We are currently negotiating a renewal or extension of this lease.

- the premises which currently house our call center are located at Suite 110, 125 Airport Parkway, Greenwood, Indiana and are leased through our subsidiary, NorthNet Telecommunications Inc. The premises are approximately 8,446 square feet in size and are leased on a five year term, which commenced on June 1, 2001 and expires on July 31, 2006, for a monthly base rent during the first year of $9,501.75 ($114,021 annually) plus property costs and taxes.

- the premises which currently house our Healthtrac operations are located at 539 Middlefield, Redwood City, California and are leased through our subsidiary, Healthtrac Corporation. The premises are approximately 3,729 square feet in size and are leased on a five-year term, which commenced on October 22, 2000 and expires on October 21, 2005, for a monthly base rent of $16,780 ($201,360 annually) plus property costs and taxes.

- CallDirect, operated by our subsidiary Preferred Telemanagement Inc., leased office space at 13100 Smallwood Place, Richmond, British Columbia, V6V 2B6, prior to the cessation of its operations on February 28, 2002. The office space consisted of approximately 2,400 square feet of warehouse and 3,585 square feet of office space and was leased for a period of 5 years, expiring on April 30, 2002. The landlord of the premises allowed us to vacate the premises early without penalty.

Item 3. Legal Proceedings.

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

- Dennis Sinclair be removed from the positions of President and Chief Executive Officer and be barred from any future business dealings with us; and

- Dennis Sinclair and Raymond Mol be prohibited from soliciting any proxies and voting any of the shares that they respectively hold to fill the vacancies which will be created by their respective removal as directors and officers.

Our company and management believe that this lawsuit has no merit. At a hearing held in this lawsuit on July 13, 2001, the Judge in this case struck the Plaintiff's Complaint because it was insufficient in both substance and form. A Complaint is the formal name of the document in which a plaintiff states his claim - a plaintiff without a Complaint has no claim for the court to adjudicate. The Judge gave the Plaintiff in this lawsuit permission to file an amended Complaint if he did so by August 10, 2001. On August 10, 2001, the Plaintiff asked the Judge for an extension of time in which to file the amended Complaint and the court granted the Plaintiff an extension until September 7, 2001. The Plaintiff, without notice to us or our attorneys, filed an amended Complaint on September 7, 2001 of which we have only recently been advised. We believe that the amended Complaint is without merit and we will shortly file a motion asking that it be dismissed.

On September 25, 2001, Rolling Meadows Associates, I, LLC, by Zaragon Holdings, Inc., filed a Complaint in Cook County, Illinois Circuit Court against VirtualSellers.com, Inc. for possession of the premises located at 3075 Tollview Drive, Rolling Meadows Illinois and for rent or damages for withholding possession of these premises for the period from September 1, 2001 through September 30, 2001 in the amount of $26,315 plus all rents accruing through the date of trial. At a hearing held October 16, 2001, the Court granted possession of the premises to the Plaintiff. Subsequently, the Plaintiff filed an amended Complaint asking for $116,762.31 in rent, late fees, costs, interest and attorneys' fees. Thereafter, the Plaintiff again amended its Complaint to demand an additional $683,000, for a total claim of $859,512. We deny that we owe the Plaintiff any money. In addition, we have asserted various affirmative defences and we have filed a Counterclaim arising out of the Plaintiff/landlord's interference with our efforts to negotiate a sublease by bypassing us and negotiating a new lease directly with the company with whom we were negotiating a sublease, with whom the Plaintiff/landlord did eventually enter into a new lease. Our affirmative defences include a claim that the demand for the additional $683,000 constitutes an unlawful claim for liquidated damages, that the Plaintiff's interference with our efforts to negotiate a sublease caused us to lose profits in excess of the rent being demanded of us, as well as the opportunity to be released from the liability that the Plaintiff alleges we have under the lease. We are also alleging that the Plaintiff waived any right to seek rental payments, and is estopped from doing so, and that the Plaintiff is itself in material breach of the lease.

We commenced a lawsuit in November, 1996 in the Supreme Court of British Columbia (Vancouver Registry) against Vancouver Telephone Company Ltd., a former customer of our company, who refused to pay outstanding invoices totalling approximately $500,000. On July 17, 2001, we entered into a settlement agreement with Vancouver Telephone, whereby Vancouver Telephone agreed to pay our company CDN$275,000 over eight months, ending on February 1, 2002. We received all payments under the settlement agreement with Vancouver Telephone.

Pursuant to a Loan and Pledge Agreement, dated July 26, 2001, among our company, Strategic Investments Management SA and Dennis Sinclair, as Pledgor, Strategic Investments agreed to loan $100,000 to our company. As evidence of the loan our company executed and delivered to Strategic Investments a six-month negotiable promissory note and Dennis Sinclair, one of our directors, pledged an aggregate of 300,000 of his common shares of our company as security for the obligations to repay the promissory note. As repayment was not made on the maturity date of the loan, Strategic Investments exercised its rights pursuant to the default provisions of the Loan and Pledge Agreement. Strategic Investments executed upon the collateral posted for the loan and received $34,360.30 for the 300,000 shares, leaving a balance due and owing, before the imposition of interest before and after default, of $65,639.70. By letter dated March 5, 2002, the parties agreed upon a settlement whereby we would (1) deliver a Consent Judgment for the full amount of the loan; (2) deliver an initial payment of $5,639.70 on or before March 20, 2002 together with a promise to pay $5,000 per month during each of the following twelve months; and (3) if payment is made in full, then Strategic Investments will return the Consent Judgment and forgive the interest, and any claim against Dennis Sinclair. We delivered an initial payment of $11,279.40 on or about April 20, 2002 representing the initial payment of $5,639.70 and the next monthly payment of $5,000.

On July 25, 2001 in the Vancouver Registry of the Supreme Court of British Columbia, our company commenced a lawsuit against Telemetrix Solutions Inc. (formerly Telemetrix Resource Group, Inc.) and Tracy Corporation II dba Western Total Communications asserting a claim against Telemetrix and Tracy in the amount of CDN$64,658 jointly and severally (plus pre-judgment interest) pursuant to a letter agreement entered into between the parties on or about July 14, 1998 with respect to a possible business combination between the parties which was never completed. A provision in the agreement regarding the proposed business combination obligated Telemetrix and Tracy to pay our costs in connection with the proposed business combination. Although no Appearance or Statement of Defence has been filed on behalf of Telemetrix and Tracy, they have advised us that they take the position that the British Columbia Court has no jurisdiction over this matter and further, that any dispute must be dealt with by way of arbitration to be held in Denver, Colorado.

On November 9, 2001, Globalcom, Inc. filed a lawsuit against our company in the Circuit Court of Cook County, Illinois, County Department, Chancery Division (Case No. 01 L 014565), claiming that they had provided telecommunications services to our company under a written three year contract and that we were in default of that contract for non-payment of sums due. In this lawsuit, Globalcom, Inc. is claiming that we owe them $32,556.73 in damages and $273,617.68 in liquidated damages (the liquidated damage claim is for the balance of the monthly service charges that would have been paid if the contract had remained in effect for the full term). We believe that the liquidated damages claim is an unenforceable penalty and we have filed a motion to have this part of the claim dismissed on this ground. This motion is scheduled to be heard on July 9, 2002. We dispute the claims made in the lawsuit and we intend to offer a vigorous defence.

On October 18, 2001, Steven & Marc Holdings, Inc. filed a lawsuit against our company in the Supreme Court of the State of New York, Court of New York, Case No. 604972/01. In this lawsuit, Steven & Marc Holdings, Inc., a public relations firm, is claiming that we owe them $61,480, plus interest and costs, for services rendered but not paid for between March and October of 2001. We have filed an Answer in this lawsuit and we are attempting to settle it at a reduced amount on a payment plan.

Other than as set forth above, to our knowledge no other lawsuits were commenced against us during the period ended February 28, 2002, nor did we commence any lawsuits during the same period.

Item 4. Submissions of Matters to a Vote of Security Holders.

On February 22, 2002, we held an Annual and Special Meeting of our shareholders for the year ended February 28, 2001 to deal with the following matters:

1. setting the number of directors at seven (7), with 142,076,846 votes cast in favor, 4,205,005 votes cast against and 798,617 votes abstaining;

2. electing the members of our board of directors, as follows:

(a) Dr. Dennis Sinclair, with 126,210,276 votes cast in favor, 19,993,058 votes withheld and 877,134 abstaining;

(b) Raymond Mol, with 140,421,714 votes cast in favor, 5,781,620 votes withheld and 877,134 abstaining;

(c) Pierre Prefontaine, with 142,750,845 votes cast in favor, 3,452,489 votes withheld and 877,134 abstaining;

(d) Dr. James Fries, with 144,969,432 votes cast in favor, 1,233,902 votes withheld and 877,134 abstaining;

(e) Mark Bartlett (who subsequently resigned as a director of our company on March 25, 2002), with 144,913,705 votes cast in favor, 1,289,629 votes withheld and 877,134 abstaining;

(f) Judy Holland, with 144,988,215 votes cast in favor, 1,215,119 votes withheld and 877,134 abstaining; and

(g) Dr. Robert Baker, with 144,910,097 votes cast in favor, 1,293,237 votes withheld and 877,134 abstaining.

3. ratifying the appointment of our auditor, with 140,555,605 votes cast in favor, 5,753,264 votes cast against and 771,599 votes abstaining;

4. ratifying an amendment to our Articles of Continuance to change our name from Virtualsellers.com, Inc. to Healthtrac, Inc., with 141,621,924 votes cast in favor, 4,496,738 votes cast against and 209,478 votes abstaining;

5. ratifying an amendment to our Articles of Continuance to increase the number of common shares authorized to be issued from 200,000,000 to 300,000,000 shares, with 128,472,787 votes cast in favor, 17,636,506 votes cast against and 971,175 votes abstaining; and

6. ratifying our 2001 Stock Option Plan, with 37,486,305 votes cast in favor, 25,572,808 votes cast against and 4,496,738 votes abstaining (76,241,565 shares were not voted).

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

During the year ended February 28, 2002, our common stock, which is quoted on the OTC Bulletin Board, was traded under the symbol "VDOT" and CUSIP number 928254 10 5. On March 25, 2002, following our name change to Healthtrac, Inc., our symbol was changed to "HTAC" and our CUSIP number is now 42226R 10 0. Our common shares continue to trade on the OTC Bulletin Board. The following quotations reflect the high and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The high and low prices of our common stock (obtained from Canada Stockwatch and Yahoo Finance) for the periods indicated below are as follows:

Quarter Ended(1)	High	Low
May 31, 2000	$8.75	$1.703
August 31, 2000	$2.844	$1.313
November 30, 2000	$1.984	$0.56
February 28, 2001	$1.01	$0.40
May 31, 2001	$0.69	$0.28
August 31, 2001	$0.42	$0.20
November 30, 2001	$0.20	$0.07
February 28, 2002	$0.29	$0.08

(1) Our common shares commenced trading on November 5, 1997. The quotations above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Our common shares are issued in registered form. Computershare Investor Services Inc., 4th Floor, 510 Burrard Street, Vancouver, British Columbia, Canada, is the registrar and transfer agent for our common shares.

On May 1, 2002, the shareholders' list for our common shares showed 2,251 registered shareholders (42 residents of Canada holding 11,180,336 common shares; 2,202 residents of the United States holding 189,493,325 common shares; and 7 residents of other countries holding 5,699,638 common shares), and a total of 207,373,299 common shares outstanding.

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

The Investment Canada Act will prohibit implementation, or if necessary, require divestiture of an investment deemed "reviewable" under the Investment Canada Act by an investor that is not a "Canadian" as defined in the Investment Canada Act (a "non-Canadian"), unless after review the Minister responsible for the Investment Canada Act (the "Minister") is satisfied that the "reviewable" investment is likely to be of net benefit to Canada. An investment in our common shares by a non-Canadian would be reviewable under the Investment Canada Act if it was an investment to acquire control of our company and the value of our assets was $5 million or more. A non-Canadian would be deemed to acquire control of our company for the purposes of the Investment Canada Act if the non-Canadian acquired a majority of our outstanding common shares (or less than a majority but controlled our company in fact through the ownership of one-third or more of our outstanding common shares) unless it could be established that, on the acquisition, our company was not controlled in fact by the acquirer through the ownership of such common shares. Certain transactions in relation to our common shares would be exempt from review under the Investment Canada Act, including, among others, the following:

1. acquisition of common shares by a person in the ordinary course of that person's business as a trader or dealer in securities;

2. acquisition of control of our company in connection with the realization of security granted for a loan or other financial assistance and not for any purpose related to the provisions of the Investment Canada Act; and

3. acquisition of control of our company by reason of an amalgamation, merger, consolidation or corporate reorganization following which the ultimate direct or indirect control of our company, through the ownership of voting interests, remains unchanged.

The Investment Canada Act was amended with the World Trade Organization Agreement to provide for special review thresholds for "WTO Investors" of countries belonging to the World Trade Organization, among others, nationals and permanent residents (including "WTO Investor controlled entities" as defined in the Investment Canada Act). Under the Investment Canada Act, as amended, an investment in our common shares by WTO Investors would be reviewable only if it was an investment to acquire control of our company and the value of our assets was equal to or greater than a specified amount (the "Review Threshold"), which is published by the Minister after its determination for any particular year. The Review Threshold is currently CDN$218 million for the year 2002.

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

This summary is based upon the current provisions of the Income Tax Act (Canada) (the "ITA"), the regulations thereunder, the Canada-United States Tax Convention as amended by the Protocols thereto (the "Treaty") as at the date of this annual report statement and the currently publicly announced administrative and assessing policies of the Canada Customs and Revenue Agency (the "CCRA"). This summary does not take into account Canadian provincial income tax consequences. This description is not exhaustive of all possible Canadian federal income tax consequences and does not take into account or anticipate any changes in law, whether by legislative, governmental or judicial action. This summary does, however, take into account all specific proposals to amend the ITA and regulations thereunder, publicly announced by the Government of Canada to the date hereof.

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

The reduction in withholding tax from 25%, pursuant to the Treaty, will not be available:

(a) if the shares in respect of which the dividends are paid formed part of the business property or were otherwise effectively connected with a permanent establishment or fixed base that the holder has or had in Canada within the 12 months preceding the disposition, or

(b) the holder is a U.S. LLC which is not subject to tax in the U.S.

The Treaty generally exempts from Canadian income tax dividends paid to a religious, scientific, literary, educational or charitable organization or to an organization exclusively administering a pension, retirement or employee benefit fund or plan, if the organization is resident in the U.S. and is exempt from income tax under the laws of the U.S.

Capital Gains

A non-resident holder is not subject to tax under the ITA in respect of a capital gain realized upon the disposition of a share of our company unless:

(a) the value of such shares is derived principally from real property (including resource property) situated in Canada,

(b) the holder was resident in Canada for 120 months during any period of 20 consecutive years preceding, and at any time during the 10 years immediately preceding, the disposition and the shares were owned by him/her/it when they ceased to be a resident of Canada,

(c) they formed part of the business property or were otherwise effectively connected with a permanent establishment or fixed base that the holder has or had in Canada within the 12 months preceding the disposition, or

(d) the holder is a U.S. LLC which is not subject to tax in the U.S.

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

Recent Sales of Unregistered Securities

Quarter Ended February 28, 2002

On December 5, 2001, we issued 125,000 common shares at a price of $0.20 per share to an investor, who we had reasonable grounds to believe was an accredited investor, capable of evaluating the merits and risks of this investment, and who acquired the shares for investment purposes. The transaction was private in nature, and the shares were issued in reliance upon Section 4(2) and/or Rule 506 promulgated under the Securities Act of 1933.

On January 2, 2002, we issued 2,018,181 common shares to one of our officers and directors pursuant to a Agreement in Contemplation of Severance. The transaction was private in nature, and the shares were issued in reliance upon Section 4(2) and/or Rule 506 promulgated under the Securities Act of 1933.

On January 16, 2002, we issued an aggregate of 1,900,000 common shares at a price of $0.10 per share to six investors, who we had reasonable grounds to believe were accredited investors, capable of evaluating the merits and risks of this investment, and who acquired the shares for investment purposes. The transaction was private in nature, and the shares were issued in reliance upon Section 4(2) and/or Rule 506 promulgated under the Securities Act of 1933.

On January 31, 2002, we issued an aggregate of 587,500 common shares at a price of $0.20 per share to five investors, who we had reasonable grounds to believe were accredited investors, capable of evaluating the merits and risks of this investment, and who acquired the shares for investment purposes. The transaction was private in nature, and the shares were issued in reliance upon Section 4(2) and/or Rule 506 promulgated under the Securities Act of 1933.

On January 31, 2002, we issued 250,000 common shares at a price of $0.10 per share to an investor, who we had reasonable grounds to believe was an accredited investor, capable of evaluating the merits and risks of this investment, and who acquired the shares for investment purposes. The transaction was private in nature, and the shares were issued in reliance upon Section 4(2) and/or Rule 506 promulgated under the Securities Act of 1933.

On January 31, 2002, we issued an aggregate of 14,975,000 common shares at a price of $0.035 per share to sixteen investors, who we had reasonable grounds to believe were accredited investors, capable of evaluating the merits and risks of this investment, and who acquired the shares for investment purposes. The transaction was private in nature, and the shares were issued in reliance upon Section 4(2) and/or Rule 506 promulgated under the Securities Act of 1933.

On February 22, 2002, we issued 500,000 common shares to one of our consultants pursuant to a Consulting Agreement. We had reasonable grounds to believe that the consultant was an accredited investor, capable of evaluating the merits and risks of this investment, and acquired the shares for investment purposes. The transaction was private in nature, and the shares were issued in reliance upon Section 4(2) and/or Rule 506 promulgated under the Securities Act of 1933.

Item 6. Selected Financial Data

The selected consolidated financial data presented below for the five year period ended February 28, 2002 is derived from our consolidated financial statements which were examined by our independent auditor. The information set forth below should be read in conjunction with our Consolidated Financial Statements (including related notes thereto) and "Management's Discussion and Analysis of Financial Condition and Results of Operations". The data is presented in United States dollars.

Selected Consolidated Financial Data(1)(2)(3)

(Stated in U.S. Dollars)

Fiscal Year Ended February 28

	2002	2001(3)	2000	1999	1998
Revenue	$3,500,389	$2,252,518	$457,392	$175,563	$920,532
Direct Costs	884,650	291,324	1,473	Nil	588,316
Selling, general and administrative	7,816,492	7,132,480	5,867,129	1,668,152	2,201,042
Amortization	1,696,419	1,287,071	130,788	18,802	5,177
Foreign exchange losses	82,647	38,692	229,569	(52,808)	5,630
Write-down of equipment	1,349,014	-	-	-	-
Loss on sale of equipment	5,843	-	-	-	-
Lawsuit settlements	(104,980)	-	-	-	-
Impairment provision for goodwill	1,522,758	-	-	-	-
Loss from operations	(9,752,454)	(6,557,049)	(5,771,567)	(1,458,583)	(1,868,373)
Other income (expense)	6,284	118,706	1,198,705	(136,895)	1,048,380
Loss from continuing operations and before extraordinary items	(9,746,170)	(6,438,343)	(4,572,862)	(1,595,478)	(819,993)
Loss per share from continuing operations and before extraordinary items	(0.06)	(0.05)	(0.05)	(0.02)	(0.02)
Loss from discontinued operations	(170,639)	(272,774)	(120,368)	-	-
Gain on forgiveness of debt, an extraordinary item	Nil	Nil	Nil	Nil	18,944,298
Net income (loss)	(9,916,809)	(6,711,117)	(4,693,230)	(1,595,478)	18,124,298
Net income (loss) per share	(0.06)	(0.05)	(0.05)	(0.02)	0.37
Total assets	7,208,865	6,268,233	2,739,890	217,834	881,104
Long-Term debt	23,176	19,828	Nil	272,861	504,137
Cash dividends per common share	Nil	Nil	Nil	Nil	Nil

1. The audited financial information set forth in this table was prepared and is presented in accordance with generally-accepted accounting principles in the United States of America. Prior to fiscal 2000, we reported our consolidated financial statements in accordance with Canadian generally accepted accounting principles and in Canadian dollars. We changed to generally accepted accounting principles in the United States of America and U.S. dollars as a result of becoming a domestic issuer for Securities and Exchange Commission reporting requirements. The change has been retroactively applied and all years presented above have been adjusted accordingly.

2. Comparability of results - We operated a long distance telephone communications operation primarily in Canada up to April 7, 1997. We sold all of its operating assets effective April 7, 1997. We settled all our outstanding debt obligations relating to the long distance telephone communications operation and other corporate obligations by agreement with creditors during fiscal 1998. The agreement was reached while under CCAA protection. We resumed operations in December 1997 with the acquisition of our Call Center assets. Fiscal 1998 includes approximately 1 month of operations from the long-distance telephone communications operation and 3 months of operations from the Call Center. Fiscal 1999 includes a full year's operations from the Call Center. The Virtualsellers.com and CallDirect divisions were acquired during fiscal 2000. Fiscal 2000 includes a full year's operations from the Call Center, 10.5 months of operations from Virtualsellers.com, our Internet sales division, and 8.5 months of operations from CallDirect, our catalogue sales division. Fiscal 2001 includes a full year's operations from the Call Center, VirtualSellers.com and the CallDirect divisions. We acquired our Healthtrac operations on August 3, 2001. Fiscal 2002 includes a full year's operations from the Call Center, VirtualSellers.com and the CallDirect divisions and 7 months from Healthtrac. Fiscal 2002 results were adversely affected by the curtailment of operations at VirtualSellers.com. See note 15 to the consolidated financial statements for segmented reporting.

3. We shut down CallDirect, our catalogue division, effective February 28, 2002. Consequently, the results of the CallDirect catalogue division have been included in the statement of operations as discontinued operations and prior years have been retroactively adjusted to adopt discontinued operations presentation for CallDirect.

Item 7. Management's Discussions and Analysis of Financial Condition and Results of Operation.

(All numbers in U.S. Dollars unless otherwise stated)

The following discussion should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" found under "Item 1. Description of Business".

Our Company

During the year ended February 28, 2002, we made the decision to concentrate on building a new business in the health promotion and disease management industry. Our decision to enter this field was based on our belief that there is a need to improve the health of patients, lower healthcare costs to health organizations and to supply health and wellness information. We also saw this as an opportunity to deploy our TAME software into a new vertical marketplace where we could use the Internet and many of the skills we have acquired in our e-commerce businesses to personalize and provide health promotion, disease management and wellness information. The process of transitioning our company from an e-commerce and transaction processing business to a health promotion and disease management business required a number of significant steps. These steps included closing down the separate operation of our Sullivan Park, VirtualSellers.com and CallDirect operations, the amalgamation of some of our remaining operations into our PSSP (Professional Services and Software Products) Group and, finally, the acquisition of assets from MedWired Corporation and Healthscape, Inc. and the acquisition of all of the stock of Healthtrac, Inc.

As is discussed in greater detail in Item 1 - Description of Business - we discontinued the operations of our Sullivan Park business on July 19, 2001 because it was not generating sufficient business to justify maintaining it as a separate operation and because we had already made the decision to focus our efforts and resources on our new health promotion business. Our PSSP Group continues to provide some of the services that were previously provided by Sullivan Park.

Also as discussed in greater detail in Item 1 - Description of Business - we discontinued the operations of our VirtualSellers.com business on December 31, 2001, because it was not generating sufficient business to justify maintaining it as a separate operation and because we had already made the decision to focus our efforts and resources on our new health promotion business. Our PSSP Group continues to provide some of the services that were previously provided by VirtualSellers.com.

Our first positive step in our new direction was completed on April 20, 2001, when we purchased MedWired Corporation's copyright, object code and source code for the Practiceportal software. Our second step was completed on June 26, 2001, when we acquired Healthscape, Inc.'s proprietary Expert System. We intended that these assets form the basis for a new health promotion portal to be developed over the next few years in conjunction with the operation of our health promotion business.

Our third and most significant step in building our new health promotion business took place on August 3, 2001, when our wholly-owned Nevada subsidiary, Healthtrac Corporation, acquired all of the shares of Healthtrac, Inc., a California corporation. After we acquired all of the shares of Healthtrac, Inc., we merged it into Healthtrac Corporation. Healthtrac Corporation is a health promotion and disease management company that provides its products and services to health plans and self-insured employers. It provides health risk assessment tools, participant health status reports, tailored health education tools, general health promotion information, individual programs for self-management of individual health, disease management interventions, the means of measuring and reporting results, and need and demand reduction programs.

As a result of the refocus of our efforts on the health promotion business and the cessation of our VirtualSellers.com, Sullivan Park and CallDirect operations, we decreased the number of people we employ from 79 to 52 over the past fiscal year.

Over the last two quarters of the year ended February 28, 2002, we concentrated our efforts on the development of our health promotion business, on the development of the Healthtrac name generally and on our call center business. We also continued to concentrate on developing our proprietary software language, TAME, by adding many functions that were necessary to make it commercially saleable. We have achieved success in using TAME for website development, maintenance and hosting and customized Internet application design and development.

FUTURE OPERATIONS

For the year ended February 28, 2002, we used $3,059,284 in cash to fund operations, used $202,203 in cash to fund investing activities consisting primarily of capital asset additions and generated $2,975,993 in cash from private placements and debt for a net cash outflow of $285,494. As at February 28, 2002 we had a working capital of $1,868,569. Management projects that our company will require additional cash and working capital to fund planned operations and capital asset additions for fiscal 2003 which total approximately $1,800,000.

During the coming year, we will focus on growing our existing business and we will continue to invest in new products. We believe that the growth established by these investments will eventually lead to profitable operations. However, there is no guarantee that we will be able to translate our growth into profitable operations.

Our ability to continue as a going concern and to realize the carrying value of our assets is dependent on our ability to obtain additional financing to fund future operations and on our ability to translate our growth into profitable operations. The outcome of these matters cannot be predicted with any certainty at this time. Accordingly, our consolidated financial statements contain note disclosures describing the circumstances that lead there to be doubt over our ability to continue as a going concern. In their report on the annual consolidated financial statements for the year-ended February 28, 2002, our independent auditors included an explanatory paragraph regarding our ability to continue as a going concern. The consolidated financial statements included in this annual report have been prepared without any adjustments that would be necessary if we become unable to continue as a going concern and therefore required to realize upon our assets and discharge our liabilities in other than the normal course of operations.

RESULTS OF OPERATIONS

FISCAL YEAR 2002 COMPARED TO FISCAL YEAR 2001

Revenues for the year ended February 28, 2002 ("fiscal 2002") were $3,500,389 an increase of $1,247,871 or 55% from the revenues of $2,252,518 reported for the year ended February 28, 2001 ("fiscal 2001"). The increase in revenues is primarily due to the addition of our new Healthtrac health promotion and disease management division, which produced revenues of $1,550,653.

At the Call Center, annual revenue increased $459,666 to $1,229,819 for fiscal 2002 compared to $770,153 for fiscal 2001. The Call Center generates revenue by providing transaction processing and backroom services including inbound and outbound telemarketing, customer and technical support, customer order entry, centralized billing and collection, order fulfillment, customer dispatch functions and other related services. The increase in revenues from the prior year is attributable to the signing of additional contracts in the fiscal year which resulted in an increase in the number of cable service customers.

The e-commerce segment of our company was comprised of VirtualSellers.com and Sullivan Park. Revenues from this segment decreased from $1,482,365 to $719,917 for fiscal 2002, down $762,448 from fiscal 2001. We discontinued providing e-commerce transaction processing services which had provided revenue of $422,822 in fiscal 2001. We also curtailed the rest of our operations in the e-commerce segment to allow us to focus on our newly acquired health promotion and disease management operations.

Direct product costs have increased to $884,650 in fiscal 2002 from $291,324 in fiscal 2001. Direct product costs of $538,838 relate to the product sold by our new health promotion and disease management division.

Selling, general and administrative expenses increased to $7,816,492 from $7,132,480 in fiscal 2001, an increase of $684,012. Wages and benefits represent 36% (55% in fiscal 2001) of these costs. Wages and benefits declined by $811,401 due to a reduction in employees primarily in our e-commerce business and to lower non-cash compensation paid to our officers and directors. In the prior year, a significant portion of the compensation was paid through the issuance of shares to our officers and directors. The decline in wages and benefits was more than offset by an increase in bad debts of $536,505 due to the decline in the business of technology and internet companies, an increase in accounting and legal expense of $245,873 due to various lawsuits brought by and against our company, an increase in consulting fees of $699,978 due to non-cash share compensation paid to Healthtrac consultants of $450,000 and increases in travel and promotion of $99,579 due to the acquisition of Healthtrac, whose offices are located in Redwood City, California.

The Call Center's selling, general and administrative expenses have increased to $1,386,035 compared to $908,953 in the prior year. This represents an increase of 53% whereas revenue from the segment increased 60%. The Call Center's primary costs continue to be payroll, telephone, rent, printing, postage and office costs. Payroll, rent and Internet expenses continue to represent the most significant expenditures for VirtualSellers.com. Sullivan Park had incurred $532,358 in selling, general and administrative expenses, consisting primarily of payroll, bad debts and various marketing costs. Corporate general and administrative expenses decreased to $2,068,132 from $2,714,560. This decrease is due primarily to the decrease in non-cash compensation paid to officers and directions of our company.

Depreciation and amortization increased from $1,287,071 in fiscal 2001 to $1,696,419 in fiscal 2002, an increase of $409,348 or 32%. This increase is a result of the significant capital purchases, primarily related to the Healthtrac acquisition.

We curtailed our e-commerce operations in fiscal 2002 due to the decline in the business of technology and internet companies and the shift in focus towards the health promotion and disease management business. Our Sullivan Park operations and transaction processing services were closed and the remaining services curtailed. As a result, we wrote-off the remaining goodwill acquired on the Sullivan Park acquisition of $1,522,758 and we wrote-down our e-commerce equipment by $1,330,000 to its estimated net realizable value of approximately $160,000.

We recovered $104,980 from a former customer as a result of settlement of litigation that commenced in prior years.

Other income (expense) changed from an income of $118,706 in fiscal 2001 to $6,284 in fiscal 2002, primarily the result of lower interest income as cash balances declined during the year.

On February 28, 2002, we discontinued our CallDirect catalogue business. The CallDirect business earned revenue of $210,443 and had a loss of $170,639 for fiscal 2002 compared to revenue of $327,935 and a loss of $272,774 for fiscal 2001.

For fiscal 2002, our company recognized a loss of $9,916,809 or $0.06 per share, compared to a loss of $6,711,117 or $0.05 per share for fiscal 2001. This loss is a result of the factors discussed above.

FISCAL YEAR 2001 COMPARED TO FISCAL YEAR 2000

Revenues for fiscal 2001 were $2,252,518 an increase of $1,795,126 or 392% from the revenues of $457,392 reported for the year ended February 28, 2000 ("fiscal 2000"). Revenues increased within each of our company's operating segments.

At the Call Center, the annual revenue increased $436,931 to $770,153 in fiscal 2001 compared to $333,222 in fiscal 2000. The Call Center generates revenue providing transaction processing and backroom services including inbound and outbound telemarketing , customer and technical support, customer order entry, centralized billing and collection, order fulfillment, customer dispatch functions and other related services. The increase in revenues from the prior year is attributable to the signing of additional contracts in the year increasing the number of cable service customers.

The e-commerce segment of our company encompasses VirtualSellers.com and Sullivan Park. Revenues of this segment increased to $1,482,365 in fiscal 2001 up $1,358,195 from $124,170 in fiscal 2000.

We acquired Sullivan Park on May 31, 2000. Revenues from Sullivan Park totalled $411,827. Sullivan Park generated revenue primarily through web design and web based consulting services.

VirtualSellers.com generates revenue by providing e-commerce transaction processing services and website development, maintenance and hosting services to businesses. Commission revenue from third party product sales were $112,812 in fiscal 2001 compared to $28,354 in fiscal 2000. This increase in revenues was a result of establishing contracts with a number of additional clients some of which were obtaining significant sales volume. Web site development, maintenance and hosting services generated revenues $957,726 for fiscal 2001 up $861,910 from fiscal 2000. This increase is due to increased exposure obtained through marketing efforts.

Direct product costs have increased to $291,324 in fiscal 2001 from $1,473 in fiscal 2000 due to VirtualSellers.com's increase in product sales.

Selling, general and administrative expenses increased to $7,132,480 in fiscal 2001 from $5,867,129 in fiscal 2000, an increase of $1,265,351 or 21.6%. The growth of revenues in our company has resulted in a corresponding increase in expenses. The most substantial selling, general and administrative expense is payroll representing nearly 55% (65% in fiscal 2000) of our company's selling, general and administrative expenses. Each of our operating segments had to increase the number of employees. In the prior year, a significant portion of the compensation was paid through issuance of shares to officers and directors of our company.

The Call Center's selling, general and administrative expenses increased to $908,953 in fiscal 2001 compared to $521,774 in fiscal 2000. This represents an increase of 74% whereas revenue from the segment increased 131%. The Call Center's primary costs were payroll, telephone, rent and office costs. Payroll, rent and internet expenses represented the most significant expenditures for VirtualSellers.com. Sullivan Park incurred $361,975 in selling, general and administrative expenses, consisting primarily of payroll and various marketing costs. Corporate general and administrative expenses decreased to $2,699,825 in fiscal 2001 from $3,826,501 in fiscal 2000. This decrease was primarily due to the decrease in non-cash compensation paid to officers and directions of our company.

Depreciation and amortization increased from $130,788 to $1,287,071, an increase of $1,156,283 or 884%. This increase was a result of the significant capital purchases, primarily in VirtualSellers.com, made during fiscal 2001 and the amortization of goodwill acquired on the acquisition of Sullivan Park.

Other income (expense) changed from an income of $1,198,705 in fiscal 2000 to $118,706 in fiscal 2001. The fiscal 2000 income consisted of the revenue received from the sale of the "Suncom" trade name and $146,000 received on the sale of former intercorporate debt and related contingent consideration.

Our CallDirect catalogue segment, discontinued at February 28, 2002, earned revenue of $327,935 and had a loss of $272,774, compared to revenue of $247,526 and a loss of $120,368 in fiscal 2000. For fiscal 2001, our company recognized a loss of $6,711,117 or $0.05 per share, compared to a loss of $4,693,230 or $0.05 per share for the fiscal 2000. This loss is a result of the factors discussed above.

FISCAL YEAR 2000 COMPARED TO FISCAL YEAR 1999

Revenues for fiscal 2000 of $457,392 increased $281,829, an increase of 161% from the revenues of $175,563 for fiscal 1999. For fiscal 1999, the only source of operating revenue came from our Call Center division in Indiana. For fiscal 2000, the acquisition of Virtualsellers.com increased our company's operating revenue.

At the Call Center, the annual revenues increased to $333,222 in fiscal 2000 compared to $175,563 for fiscal 1999, an increase of 90%. The increase in revenues from fiscal 1999 is due to an increase in the number of cable service customers.

We acquired Virtualsellers.com effective April 23, 1999. Revenues from acquisition to December 31, 1999 totalled $124,170. Virtualsellers.com recognized $28,354 in commission sales from third party product sales of $225,343 and $95,816 in revenues from website development, maintenance and hosting services.

Selling, general and administrative expenses increased to $5,867,129 from $1,668,152 in fiscal 1999, an increase of $4,198,977 or 251%. Selling, general and administrative expenses at the Call Center division increased from $287,751 to $521,774. The increase is due to an increase in the number of the Call Center's customers which increased the number of employees required to service the customers and related costs such as telephone, rent and office costs. Selling general and administrative expenses at Virtualsellers.com were $1,510,298, consisting primarily of payroll costs, office rent, telephone and internet fees. Corporate general and administrative expenses increased to $3,826,501 from $1,380,401. The increase is due primarily to a $2,153,501 increase in non-cash compensation expense paid to our officers and directors through the issuance of shares and a $302,599 increase in cash expenses including compensation paid to our officers and directors, marketing, travel and entertainment expenses and other administrative expenses.

Amortization increased from $18,802 in fiscal 1999 to $130,788 in fiscal 2000, an increase of $111,986 or 596%. The increase was due to the acquisition of Virtualsellers.com and additions of computer hardware and software at Virtualsellers.com since acquisition.

Other income (expense) increased from an expense of $136,895 in fiscal 1999 to income of $1,198,705 in fiscal 2000, an increase of $1,335,600. The increase is due to two unusual items - $975,000 received on the sale of the "Suncom" trade name and $146,000 received on the sale of former intercorporate debt and related contingent consideration.

We acquired CallDirect effective May 15, 1999. Revenue from the date of acquisition to December 31, 1999 totalled $247,526 and losses totalled $120,368. We discontinued this operating segment as of February 28, 2002.

For fiscal 2000, we recognized a loss of $4,693,230 or $0.05 per share, compared to a loss of $1,595,478 or $0.02 per share for the fiscal 1999. The increase in the loss is due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As at February 28, 2002, we had a net working capital deficiency of $1,868,569, capital assets with a book value of $914,955, intellectual property with a book value of $5,343,123 and obligations under capital leases of $23,176 resulting in a net equity of $4,306,333.

During fiscal 2002, we used $2,999,284 in cash to fund operations compared to $4,629,596 in fiscal 2001. We used $202,203 to fund investing activities which consisted primarily of capital asset additions and acquisitions costs related to the acquisition of Healthtrac. Cash of $2,915,993 was obtained during the year from financing activities for a net decrease in cash of $285,494. Cash at February 28, 2002 was $283,659.

We have historically funded operations through the issuance of common shares. We expect to fund our working capital deficit, future operations and investments through the issuance of common shares. Subsequent to February 28, 2002, we obtained funds from the sale of our common shares in excess of $175,500.

We estimate our cash requirements for capital asset additions and for operations for fiscal 2003 to be less than $1,800,000. We will continue to search for appropriate acquisitions to compliment our existing operations. Where possible, we will pay for acquisitions through the issuance of our common shares.

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

On August 3, 2001, we acquired, through our wholly-owned Nevada subsidiary, Healthtrac Corporation, Healthtrac, Inc., a California corporation, pursuant to a Merger Agreement dated July 11, 2001. We acquired the shares of Healthtrac, Inc. in exchange for 13,529,412 common shares in the capital of our company. After we acquired all of the shares of Healthtrac, Inc., we merged it into Healthtrac Corporation as provided for in the Merger Agreement. As part of the merger, we have assumed a debt owed to a third party of $892,459.27, which we have settled for $500,000, payable in shares of our common stock at a price per share of $0.265. Also as part of the merger, we have obtained a loan for $110,000 at an interest rate of 1% over the Bank of America's prime rate from Queensland Teachers Union Health Fund Limited. The loan is convertible at Queensland's option into shares of our common stock on the date of maturity of the loan at a price that is equal to the price per share equal to the ten-day average closing price for the ten trading day period ending on the repayment date. Queensland has also agreed to convert approximately $484,763.51 of debt owed by Healthtrac, Inc. to Queensland into shares of our common stock at a price of $0.265. Queensland has further agreed to lend Healthtrac Corporation monies as and when needed over a period of nine months after the closing of the merger, for the purpose of purchasing books for resale to Healthtrac's customers. The acquisition of Healthtrac, Inc. closed on August 3, 2001, although there are a number of post-closing obligations to be complied with, including the issuance of 316,436 of the total of 13,529,412 common shares that we agreed to issue in the exchange, which will be issued upon the submission to us by some of the shareholders of Healthtrac, Inc., of certain paperwork still required of them pursuant to the Share Exchange and Merger Agreement.

Loan Agreement

Pursuant to a Loan and Pledge Agreement, dated July 26, 2001, among our company, Strategic Investments Management SA and Dennis Sinclair, as Pledgor, Strategic Investments agreed to loan $100,000 to our company. As evidence of the loan our company executed and delivered to Strategic Investments a six-month negotiable promissory note and Dennis Sinclair, one of our directors, pledged an aggregate of 300,000 of his common shares of our company as security for the obligations to repay the promissory note. As repayment was not made on the maturity date of the loan, Strategic Investments exercised its rights pursuant to the default provisions of the Loan and Pledge Agreement. Strategic Investments executed upon the collateral posted for the loan and received $34,360 for the 300,000 shares, leaving a balance due and owing, before the imposition of interest before and after default, of $65,639. By letter dated March 5, 2002, the parties agreed upon a settlement whereby we would (1) deliver a Consent Judgment for the full amount of the loan; (2) deliver an initial payment of $5,639.70 on or before March 20, 2002 together with a promise to pay $5,000 per month during each of the following twelve months; and (3) if payment is made in full, then Strategic Investments will return the Consent Judgment and forgive the interest, and any claim against Dennis Sinclair. We delivered an initial payment of $11,279 on or about April 20, 2002 representing the initial payment of $5,639 and the next monthly payment of $5,000.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations, including the discussion of liquidity and capital resources, are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires that our company make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management re-evaluates its estimates and judgments. Actual results could differ from the estimates. We believe the following critical accounting policies require greater judgment and estimates used in the preparation of the consolidated financial statements.

The consolidated financial statements have been prepared on the going concern basis, which assumes that our company will be able to realize its assets and discharge its obligations in the normal course of business. If we were not to continue as a going concern, we would likely not be able to realize on our assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the consolidated financial statements. We incurred a loss for the year of $9,916,809, used $3,059,284 in cash to fund operations, $202,203 in cash to fund investing activities and raised $2,975,993 from financing activities resulting in a depletion of cash by $285,494 for the year ended February 28, 2002. For the year ended February 28, 2003, our management is projecting that we will require $1,800,000 to fund operations and capital asset acquisitions, that we will raise $3,000,000 from financing activities and that it will cost us approximately $390,000 to raise this financing. Management expects to use funds raised for operations and to expand our marketing and operations capacity. There can be no assurance that management's projections will be achieved.

Our Company's management has estimated the useful life of the intellectual property that was acquired with the acquisition of Healthtrac as being five years. We have yet to realize profits from this acquisition and may not be able to realize these assets in the normal course of operations over the next five years. In estimating the fair value of intellectual property, our company's management estimates their value at the segment level. The fair value of the definite life intangible will be impacted by general economic conditions, demand for the segment's services and other factors. To the extent that fair value is reduced in future periods, we may be required to record an impairment charge against the carrying value of the intellectual property.

We recognize revenue in the Healthcare segment for the health assessment questionnaires as the services are provided and the revenues earned. In estimating the revenues earned, our management estimates the percentage of work completed based on historical experience of proportional costs incurred by us to perform the services. To the extent we have received funds for services that have not been completed they will be deferred until realized.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We do not utilize derivative instruments to manage market related risks. We do not have any long-term debt instruments so our company is not subject to market related risks such as interest or foreign exchange on long-term debt. All of our operations are conducted in the United States except for our catalogue division which was located in Canada until it ceased operations on February 28, 2002. Our catalogue division reported revenues of $210,443 and a segmented operating loss of $170,639 for the year ended February 28, 2002. The net asset position of the catalogue division is not significant and thus, we are not exposed to significant risk of currency loss due to fluctuations in the Canadian and U.S. exchange rates.

Item 8. Financial Statements and Supplementary Data.

Selected Quarterly Data
Fiscal 2002	1st Quarter Fiscal 2002	2nd Quarter Fiscal 2002	3rd Quarter Fiscal 2002	4th Quarter Fiscal 2002	Fiscal 2002
Revenues	$625,733	$778,993	$1,089,134	$1,006,529	$3,500,389
Net income (loss) for the period	$(1,649,873)	$(4,608,946)	$(1,015,446)	$(2,642,554)	$(9,916,809)
Net income (loss) per share	$(0.01)	$(0.03)	$(0.01)	$(0.01)	$(0.06)

Fiscal 2001(1)	1st Quarter Fiscal 2001	2nd Quarter Fiscal 2001	3rd Quarter Fiscal 2001	4th Quarter Fiscal 2001	Fiscal 2001
Revenues	$344,761	$678,791	$800,357	$428,609	$2,252,518
Net income (loss) for the period	$(1,412,101)	$(2,010,567)	$(1,641,085)	$(1,647,364)	$(6,711,117)
Net income (loss) per share	$(0.01)	$(0.03)	$(0.01)	$(0.01)	$(0.06)

(1) Revenues have been restated due to the discontinuation of CallDirect at February 28, 2002.

Financial Statements Filed as a Part of the Annual Report

Our audited financial statements include:

Consolidated Balance Sheets for the fiscal years ended February 28, 2002 and February 28, 2001

Consolidated Statements of Operations for the fiscal years ended February 28, 2002, February 28, 2001 and February 29, 2000

Consolidated Statement of Stockholders' Equity for the fiscal years ended February 28, 2002, February 28, 2001 and February 29, 2000

Consolidated Statement of Cash Flows for the fiscal years ended February 28, 2002, February 28, 2001 and February 29, 2000

Notes to the Consolidated Financial Statements

Consolidated Financial Statements (Expressed in United States dollars) HEALTHTRAC, INC. (Formerly Virtualsellers.com, Inc.) Years ended February 28, 2002, February 28, 2001 and February 29, 2000

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
Healthtrac, Inc. (formerly Virtualsellers.com, Inc.)

We have audited the accompanying consolidated balance sheets of Healthtrac, Inc. (formerly Virtualsellers.com, Inc.) as at February 28, 2002 and 2001 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended February 28, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at February 28, 2002 and 2001 and the results of its operations and its cash flows for each of the years in the three-year period ended February 28, 2002 in accordance with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the financial statements, the Company has a working capital deficiency of $1,868,569 as at February 28, 2002 and the Company has suffered recurring losses from operations. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in note 2(o) to the consolidated financial statements, effective July 1, 2001, the Company adopted the provisions of Statement of Financial Standards ("SFAS") No. 141, "Business Combinations" and certain provisions of SFAS No. 142, "Goodwill and Other Intangible Assets", as required for goodwill and intangible assets resulting from business combinations consummated after June 30, 2001.

/s/ KPMG LLP

Chartered Accountants

Vancouver, Canada

May 15, 2002, except as to note 21(c)
which is as of June 11, 2002

HEALTHTRAC, INC. (Formerly Virtualsellers.com, Inc.) Consolidated Balance Sheets (Expressed in United States dollars)
February 28, 2002 and 2001

	2002	2001

Assets

Current assets:
Cash and cash equivalents	$283,659	$569,153
Accounts receivable, net of allowance of $235,847 (2001 - $122,769)	300,262	602,707
Employee receivable	29,917	33,609
Loan receivable (note 8)	-	75,000
Inventories	49,378	544
Prepaid expenses and deposits (note 9)	285,474	192,681
Assets of discontinued operations (note 7)	2,097	117,389
Total current assets	950,787	1,591,083

Capital assets (note 10)	914,955	2,412,797

Intellectual property, net of $705,695 accumulated amortization (note 4)	5,343,123	-

Goodwill, net of $754,784 accumulated amortization and write-down of $1,522,758 (notes 3 and 4)	-	2,264,353

Total assets	$7,208,865	$6,268,233

Approved on behalf of the Board:

/s/ Dennis Sinclair Director	/s/ Raymond Mol Director

	2002	2001

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable	$1,665,946	$933,041
Accrued liabilities	483,737	163,380
Deferred revenue (note 2(h)(iv))	456,025	-
Notes payable (note 11)	150,000	-
Current portion of obligations under capital lease (note 12)	43,129	56,393
Liabilities of discontinued operations (note 7)	20,519	25,624
Total current liabilities	2,819,356	1,178,438

Obligations under capital lease (note 12)	23,176	19,828

Stockholders' equity:
Common shares, no par value (note 13):
Authorized: 300,000,000 (2001 - 200,000,000) common shares
Issued and outstanding: 199,034,013 (2001 - 127,834,749)	120,685,444	107,521,482
Shares to be issued	754,213	4,705,000
Accumulated deficit	(117,073,324)	(107,156,515)
Total stockholders' equity	4,366,333	5,069,967

Total liabilities and stockholders' equity	$7,208,865	$6,268,233

Future operations (note 1)
Commitment and contingencies (notes 13(b) and 20)
Subsequent events (note 21)

See accompanying notes to consolidated financial statements.

HEALTHTRAC, INC. (Formerly Virtualsellers.com, Inc.) Consolidated Statements of Operations (Expressed in United States dollars)

	Year ended February 28, 2002	Year ended February 28, 2001	Year ended February 29, 2000

Revenue (notes 15 and 16)	$3,500,389	$2,252,518	$457,392

Costs and expenses:
Direct costs	884,650	291,324	1,473
Selling, general and administrative expenses (schedule)	7,816,492	7,132,480	5,867,129
Amortization	1,696,419	1,287,071	130,788
Foreign exchange losses	82,647	38,692	229,569
Loss on sale of equipment	5,843	-	-
Loss on deposit to acquire assets	-	60,000	-
Write-down of equipment	1,349,014	-	-
Impairment provision for goodwill (note 2(g))	1,522,758	-	-
Lawsuit settlements (note 20(c))	(104,980)	-	-
	13,252,843	8,809,567	6,228,959

Loss before undernoted	(9,752,454)	(6,557,049)	(5,771,567)

Other income (expense):
Interest income and miscellaneous	6,284	118,706	77,705
Sale of trade name (note 18)	-	-	975,000
Gain on sale of subsidiaries (note 6)	-	-	146,000
	6,284	118,706	1,198,705

Loss from continuing operations	(9,746,170)	(6,438,343)	(4,572,862)

Loss from discontinued operations (note 7)	(170,639)	(272,774)	(120,368)

Loss for the year	$(9,916,809)	$(6,711,117)	$(4,693,230)

Loss per common share (note 2(j)) - basic and diluted:
Continuing operations	$(0.06)	$(0.05)	$(0.05)
Discontinued operations	-	-	-

Loss for the year	$(0.06)	$(0.05)	$(0.05)

Weighted average number of shares outstanding - basic and diluted	154,543,871	126,934,127	91,556,798

See accompanying notes to consolidated financial statements.

HEALTHTRAC, INC. (Formerly Virtualsellers.com, Inc.) Consolidated Statements of Stockholders' Equity (Expressed in United States dollars)

	Common Shares
	Number	Assigned Value	Shares to be issued	Accumulated deficit	Total

Balance, February 28, 1999	77,097,110	95,524,122	-	(95,752,168)	(228,046)

Shares issued during the year:
For employees' and directors' compensation	7,541,888	2,496,669	-	-	2,496,669
Issued on acquisition of VirtualSellers	500,000	50,000	-	-	50,000
Issued on acquisition of Call Direct	1,200,000	202,716	-	-	202,716
Exercise of CCAA warrants(note 13(b))	495,525	-	-	-	-
Conversion of 2000 convertible debentures	11,605,000	1,125,835	-	-	1,125,835
For services received	5,644,335	580,654	-	-	580,654
For cash pursuant to private placements	18,668,837	2,590,493	-	-	2,590,493
Shares returned and cancelled	(51,191)	-	-	-	-
Issued on acquisition of TAME	300,000	87,000	-	-	87,000
Share issue costs	-	(165,451)	-	-	(165,451)
Loss for the year	-	-	-	(4,693,230)	(4,693,230)

Balance, February 29, 2000	123,001,504	102,492,038	-	(100,445,398)	2,046,640

Shares issued during the year:
Exercise of CCAA warrants (note 13(b))	1,170,060	-	-	-	-
For cash pursuant to private placements	1,730,375	4,310,800	-	-	4,310,800
For employees' and directors' compensation	1,295,000	754,950	-	-	754,950
For settlement of debt	49,629	19,344	-	-	19,344
For consulting services	88,181	6,000	-	-	45,000
Issue on acquisition of TAME	300,000	39,000
Issued on acquisition of Sullivan Park (note 3)	200,000	375,000	-	-	375,000
Shares to be issued on acquisition of Sullivan Park (note 3)	-	-	2,700,000	-	2,700,000
Shares to be issued for cash received pursuant to private placements	-	-	2,005,000	-	2,005,000
Share issue costs (note 17 (a))	-	(475,650)	-	-	(475,650)
Loss for the year	-	-	-	(6,711,117)	(6,711,117)

Balance, February 28, 2001, carried forward	127,834,749	107,521,482	4,705,000	(107,156,515)	5,069,967

HEALTHTRAC, INC. (Formerly Virtualsellers.com, Inc.) Consolidated Statements of Stockholders' Equity, Continued (Expressed in United States dollars)

	Common Shares
	Number	Assigned Value	Shares to be issued	Accumulated deficit	Total

Balance, February 28, 2001, brought forward	127,834,749	107,521,482	4,705,000	(107,156,515)	5,069,967

Shares issued during the year:
Exercise of CCAA warrants (note 13(b))	732,433	-	-	-	-
Issued for acquisition of Sullivan Park (note 3)	6,500,000	2,210,000	(2,700,000)	-	(490,000)
Shares issued and to be issued for acquistion of Healthtrac (note 4)	13,212,976	4,492,412	107,588	-	4,600,000
Issued on acquisition of Med Wire assets (note 5)	241,935	150,000	-	-	150,000
Issued on acquisition of specific assets of Healthscape (note 5)	631,579	240,000	-	-	240,000
Shares issued for cash received pursuant to private placements	42,985,717	4,744,125	(2,005,000)	-	2,739,125
Shares to be issued for settlement of debt	-	-	6,000	-	6,000
Shares issued for settlement of debt (note 4)	3,716,090	971,767	-	-	971,767
Shares issued for services	1,425,777	123,658	-	-	123,658
Shares issued for employees' and directors' compensation	1,018,181	566,000	-	-	566,000
Shares issued for severance pay	1,000,000	100,000	-	-	100,000
Shares returned to treasury and cancelled	(265,424)	-	-	-	-
Shares to be issued for cash received pursuant to private placements	-	-	640,625	-	640,625
Share issue costs (note 17 (a))	-	(24,000)	-	-	(24,000)
Subscription receivable (note 21 (c))	-	(410,000)	-	-	(410,000)
Loss for the year	-	-	-	(9,916,809)	(9,916,809)

Balance, February 28, 2002	199,034,013	$120,685,444	$754,213	$(117,073,324)	$4,366,333

See accompanying notes to consolidated financial statements
HEALTHTRAC, INC. (Formerly Virtualsellers.com, Inc.) Consolidated Statements of Cash Flows (Expressed in United States dollars)

	Year ended February 28, 2002	Year ended February 28, 2001	Year ended February 29, 2000

Cash provided by (used in):

Operations:
Loss for the year	$(9,916,809)	$(6,711,117)	$(4,693,230)
Adjustments for:
Loss from discontinued operations	170,639	272,774	120,368
Non-cash compensation	566,000	754,950	2,496,669
Non-cash severance payment	100,000	-	-
Non-cash services and purchases	129,658	64,344	580,654
Amortization	1,696,419	1,287,071	130,788
Write-down of equipment	1,349,014	-	-
Write-down of goodwill	1,522,758	-	-
Loss on sale of equipment	5,843	-	-
Gain on sale of subsidiaries	-	-	(146,000)
Changes in non-cash operating working capital:
Accounts receivable	573,331	(457,353)	17,883
Employee receivable	3,692	(33,609)	-
Loan receivable	75,000	(75,000)	-
Prepaid expenses and advances	46,795	48,108	(179,861)
Inventories	50,656	14,037	(18,550)
Deferred revenue	45,787	-	-
Accounts payable	313,727	327,374	376,218
Accrued liabilities	309,694	40,523	-
Cash flow used in continuing operations	(2,957,796)	(4,467,898)	(1,315,061)
Cash used in discontinued operations	(101,488)	(161,698)	(80,815)
Cash flow used in operations	(3,059,284)	(4,629,596)	(1,395,876)

Investments:
Acquisition of capital assets	(122,709)	(1,061,615)	(1,673,017)
Acquisition costs	(136,585)	-	-
Cash acquired on acquisition	57,091	3,248	16,958
Proceeds on sale of subsidiaries	-	-	146,000
Cash flow used in investments	(202,203)	(1,058,367)	(1,510,059)

Financing:
Note payable	100,000	-	-
Repayment of capital lease obligation	(69,757)	(30,878)	-
Issuance of common shares for cash	2,329,125	4,310,800	2,590,493
Shares to be issued	640,625	2,005,000	-
2000 convertible debentures issued	-	-	852,974
Share issue costs	(24,000)	(475,650)	(165,451)
Cash flow provided by financing	2,975,993	5,809,272	3,278,016

Increase (decrease) in cash and cash equivalents	(285,494)	121,309	372,081

Cash and cash equivalents, beginning of year	569,153	447,844	75,763

Cash and cash equivalents, end of year from continuing operations	$283,659	$569,153	$447,844

Non-cash transactions and supplemental disclosures (note 19).

See accompanying notes to consolidated financial statements.
HEALTHTRAC, INC. (formerly Virtualsellers.com, Inc.) Consolidated Notes to Financial Statements (Expressed in United States dollars) Years ended February 28, 2002 and 2001 Year ended February 29, 2000
1.	Future operations:

These financial statements have been prepared on the going concern basis, which assumes the realization of assets and the settlement of liabilities in the normal course of business. The application of the going concern concept is dependent on the Company's ability to generate future profitable operations and receive continued financial support from its shareholders and from external financing. The Company incurred a loss from operations of $9,916,809 for the year ended February 28, 2002 (2001 - $6,711,117) and has an accumulated deficit of $117,073,324 at February 28, 2002 (2001 - $107,156,515). For the year ended February 28, 2002, the Company used $3,059,284 in cash to fund operations, used $202,203 in cash to fund investing activities and generated $2,975,993 in cash from financial activities for a net cash outflow of $285,494. As at February 28, 2002, the Company has a working capital deficiency of $1,868,569.

Management projects that the Company will require additional cash and working capital to fund planned operations and capital asset additions for fiscal 2003 which total approximately $1,800,000 (unaudited). Although management is of the opinion that sufficient cash will be obtained from operations and external financing to meet the Company's liabilities and commitments as they become due in fiscal 2003, if external financings become required, there can be no assurance that funds will be available when required on an economic basis to the Company. The ability of the Company to continue as a going concern and realize the carrying value of its assets is dependent on the Company's ability to increase its revenues by increasing its customer base and reducing its operating costs so that the Company achieves profitable operations.

These financial statements do not reflect any adjustments that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of operations.

To date, subsequent to February 28, 2002 the Company has raised $172,500 external financing through the issuance of private placements (note 21(b)). If the Company is unable to obtain sufficient funds for operations, it will be required to reduce operations or liquidate assets.

2.	Significant accounting policies:
(a) Basis of presentation:

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Except as disclosed in note 22, these principles do not differ materially from measurement accounting principles generally accepted in Canada.

HEALTHTRAC, INC. (formerly Virtualsellers.com, Inc.) Consolidated Notes to Financial Statements (Expressed in United States dollars) Years ended February 28, 2002 and 2001 Year ended February 29, 2000
2.	Significant accounting policies (continued):
(a)	Basis of presentation (continued):

These consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All subsidiaries were acquired from unrelated parties and have been accounted for using the purchase method. Their results of operations have been included from the respective effective dates of acquisition. All significant intercompany balances and transactions have been eliminated.

	Canadian subsidiaries	United States subsidiaries

	Canadian-American Communications Inc.	Northnet Telecommunications Inc.
	Canadian Northstar Transmission Systems Ltd.	eCommerce Solutions inc.
	Preferred Telemangement Inc. ("PTI)	Sullivan Park, Inc. ("Sullivan Park")
	Cam-Net Cellular Inc.	Healthtrac Corporation

Subsequent to the acquisition of Healthtrac (note 4), the Company changed its name from Virtualsellers.com, Inc. to Healthtrac, Inc.
(b)	Cash and cash equivalents:

Cash and cash equivalents includes overnight repurchase agreements and certificates of deposit having a term to maturity of less than three months. For presentation purposes, the Company considers all highly liquid debt instruments with original terms to maturity of three months or less when acquired to be cash equivalents.

(c)	Inventories:
	(i)	E'Commerce:
E'Commerce inventory consists of goods purchased for resale. The inventory is stated at the lower of average cost and net realizable value.
	(ii)	Health Segment:
Health segment inventory consists of various publications and written materials. The inventory is stated at the lower of cost and net realizable value.

HEALTHTRAC, INC. (formerly Virtualsellers.com, Inc.) Consolidated Notes to Financial Statements (Expressed in United States dollars) Years ended February 28, 2002 and 2001 Year ended February 29, 2000
2.	Significant accounting policies (continued):
(d)	Capital assets:
Capital assets are recorded at cost. Amortization is recorded using the straight-line method over the following estimated useful lives:

	Asset	Term

	Office equipment	5 - 7 years
	Computer hardware	3 - 5 years
	Computer software	3 - 5 years

Leasehold improvements are depreciated on a straight-line basis over the shorter of the lease term or their estimated useful lives.
(e)	Goodwill:
Goodwill represents the excess of the purchase price over the fair values of net identifiable assets acquired on purchase method business combinations.
Goodwill acquired in the previous year was being amortized on a straight-line basis over three years and has been fully written-off at February 28, 2002.
(f)	Intellectual property:
Intellectual property representing the algorithms and data used in the health questionnaires as being amortized on a straight-line basis over five years.
(g)	Impairment of long-lived assets and long-lived assets to be disposed of:

The Company accounts for long-lived assets, which includes fixed assets and intangibles, in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". This Statement requires that long-lived assets and certain identifiable intangibles and goodwill related to such assets, to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

HEALTHTRAC, INC. (formerly Virtualsellers.com, Inc.) Consolidated Notes to Financial Statements (Expressed in United States dollars) Years ended February 28, 2002 and 2001 Year ended February 29, 2000
2.	Significant accounting policies (continued):
	(g)	Impairment of long-lived assets and long-lived assets to be disposed of (continued):

During the year, the Company reviewed the carrying value of goodwill acquired on acquisition of Sullivan Park. The review was initiated as a result of the settlement of the Sullivan Park lawsuit and the subsequent shut down of those operations. As a result of the shut down, the Company determined that the estimated discounted cash flows were nil and the goodwill was written off completely.

(h)	Revenue recognition:
	(i)	Call Center division:

The Call Center provides transaction processing, centralized billing, customer and technical support, order entry, order fulfillment, bill collection, help desk services and dispatch functions. Revenue is recognized based on monthly per customer transactions for standard services in accordance with contractual arrangements.

	(ii)	E'Commerce division:

Commissions earned from the sale of third party products ordered from the Company's internet site, whereby the Company does not take title to the products in advance of sale, are recognized, on a net basis when the product has been delivered, the fee is fixed and determinable and collection is probable.

Revenues earned from the sale of products ordered from the Company's internet site, whereby the Company takes title to the product in advance of sale and stocks the product in inventories, are recognized when the product has been delivered, the fee is fixed and determinable and collection is probable.

Revenues from consulting services related to website design and development projects are recognized upon completion of those projects. Revenues from website hosting services are recognized monthly as billed.

The division's sale arrangements do not include past sales support, discounts, warranties or other ongoing arrangements.
	(iii)	Call Direct Catalogue division:

The Catalogue division acquires products from suppliers for resale, advertises the products in its catalogues and sells the product based on telephone orders. Revenue is earned when product is delivered to the customer and collection is probable.

HEALTHTRAC, INC. (formerly Virtualsellers.com, Inc.) Consolidated Notes to Financial Statements (Expressed in United States dollars) Years ended February 28, 2002 and 2001 Year ended February 29, 2000
2.	Significant accounting policies (continued):
(h)	Revenue recognition (continued):
(iv)	Healthcare division:

Service fees for the evaluation of health assessment questionnaires and the development and monitoring of health education plans are initially deferred and recognized as services are provided and the revenues earned.

	Sales of publications and written materials are recognized upon shipment, at which time title is transferred to the customer.

Royalty revenue from licensing of the Company's software is recognized in accordance with the provisions of SOP 97-2 "Software Revenue Recognition", as amended. Royalty revenue is recognized upon the completion and assessment of questionnaires returned to the licensee.

(i)	Income taxes:

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. When the realization of deferred tax assets is not considered to be more likely than not, a valuation allowance is provided.

(j)	Loss per share:
	Loss per share has been calculated using the weighted average number of shares outstanding during the year.

Dilutive loss per share for the year is the same as basic loss per share due to the loss for all periods presented. The following securities could potentially dilute basic EPS in the future but were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented:

		2002	2001	2000

	Warrants	6,135,000	-	-
	Options (note 13(e))	6,776,000	6,952,500	100,000

HEALTHTRAC, INC. (formerly Virtualsellers.com, Inc.) Consolidated Notes to Financial Statements (Expressed in United States dollars) Years ended February 28, 2002 and 2001 Year ended February 29, 2000
2.	Significant accounting policies (continued):
(k)	Foreign exchange:

As at February 28, 2002, the functional currency of all of the Company's operations is the United States dollar except for its Canadian subsidiaries for which it is the Canadian dollar. Subsidiary amounts originally measured in other than the Company's functional currency, are translated to the functional currency by using the current rate method under which assets and liabilities are translated at the exchange rate at the balance sheet date and revenues, expenses, gains and losses are translated at the exchange rate at the dates on which those transactions occurred except that weighted average exchange rate is used to translate normal recurring transactions. Translation adjustments are reported separately and accumulated in a separate component of equity, if material. No translation adjustments have been incurred for the years presented.

Balance sheet items denominated in other than the functional currency are translated into the functional currency dollars at exchange rates prevailing at the balance sheet date for monetary items and at exchange rates in effect at the transaction date for non-monetary items. Statement of operations items are translated at actual or average rates prevailing during the year. Gains and losses on translation of balance sheet items are included in operations as incurred.

(l)	Use of estimates:

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in preparing these financial statements in conformity with accounting principles generally accepted in the United States. Actual results could differ from those estimates. In these consolidated financial statements, significant areas requiring the use of management estimates relate to the determination of collectibility of accounts receivable, the recoverability of capital assets and intellectual property and rates for depreciation and amortization.

(m)	Financial instruments:

The fair values of cash and cash equivalents, amounts receivable, employee receivable, loan receivable, accounts payable, accrued liabilities, notes payable and obligations under capital lease approximate their carrying values due to the short-term to maturity of these items.

The Company's credit risk is limited to the amounts disclosed on the balance sheet. The Company has significant concentrations of credit risk as certain customers or classes of customers aggregate greater than 10% of the Company's outstanding accounts receivable (note 16).

The Company operates in Canada and the United States which gives rise to a risk that its earnings and cash flows may be negatively impacted by fluctuations in interest and foreign exchange rates. The Company has not entered into derivative or other financial instruments to hedge these risks.

HEALTHTRAC, INC. (formerly Virtualsellers.com, Inc.) Consolidated Notes to Financial Statements (Expressed in United States dollars) Years ended February 28, 2002 and 2001 Year ended February 29, 2000
2.	Significant accounting policies (continued):
(n)	Stock-based compensation plans:

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations to account for its employee stock options plans. Under this method, compensation expense is recorded on the measurement date, which is generally the date of grant, only if the current market price of the underlying stock exceeds the exercise price. Repriced options granted to employees (note 13(g)) are accounted for by the variable method, whereby the intrinsic value is remeasured at each reporting date with any net increase in intrinsic value charged against income, until such time as the repriced options are exercised, expire or are otherwise forfeited. SFAS No. 123, "Accounting for Stock-Based Compensation", established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123 for employee stock option grants (note 13(g)). Option grants to non-employees will be recognized at their fair value as the services are provided and the options earned.

(o)	Recently adopted accounting standards:
During 2001, the Financial Accounting Standards Board has issued four new pronouncements:

- Statement 141, "Business Combinations", requires the purchase method of accounting for all business combinations and applies to all business combinations initiated after June 30, 2001 and to all business combinations accounted for by the purchase method that are completed after June 30, 2001.

- Statement 142, "Goodwill and Other Intangible Assets", requires that goodwill as well as other intangible assets be tested annually for impairment and is effective for fiscal years beginning after December 15, 2001.

- Statement 143, "Accounting for Asset Retirement Obligations", requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset and is effective for fiscal years beginning after June 15, 2002.

- Statement 144, "Accounting for the Impairment or Disposal of Long-lived Assets", provides that long-lived assets to be disposed of by sale be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations, and broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. Statement 144 is effective for fiscal years beginning after December 15, 2001.

HEALTHTRAC, INC. (formerly Virtualsellers.com, Inc.) Consolidated Notes to Financial Statements (Expressed in United States dollars) Years ended February 28, 2002 and 2001 Year ended February 29, 2000
2.	Significant accounting policies (continued):
(o)	Recently adopted accounting standards (continued):
	The adoption of Statements 143 and 144 will not effect the current consolidated financial statements or historically reported results of operations.
	The acquisition of Healthtrac, Inc. was accounted for using the purchase method in compliance with Statements 141 and 142.

3.	Acquisition of the business of Sullivan Park, LLC:

By agreement dated May 19, 2000, and amended on June 1, 2000, the Company acquired the net assets of Sullivan Park for $2,700,000, payable no later than May 19, 2001 in common shares of the Company based on the closing market price of the Company's common shares. The agreement required that the purchase price be paid in full by the issuance by the Company to Sullivan Park of the purchase shares in one instalment on the earlier of (a) the first anniversary of the date of the Asset Purchase Agreement and (b) the date upon which the Purchase Shares are registered. These shares were to be registered no later than one year from the date of the agreement. In addition, the Company entered into an employment agreement with the managing member of Sullivan Park, LLC whereby the managing member was to receive a monthly salary of $10,000 and 200,000 common shares of the Company as a signing bonus. The Company was permitted to terminate the employment agreement by giving three months written notice. As the Company acquired control over the net assets of Sullivan Park, LLC, the acquisition has been accounted for using the purchase method. The net assets acquired and the results of operations and cash flows for the year ended February 28, 2001 include the results of operations and cash flows of Sullivan Park from June 1, 2000 to February 28, 2001.

The purchase price has been allocated to the identifiable assets acquired and liabilities assumed based upon their fair values at the effective date. The residual balance has been allocated to goodwill.

	Details of the acquisition are as follows:

	Net assets acquired:
	Cash	$3,248
	Accounts receivable	92,134
	Fixed assets	21,379
	Goodwill	3,019,137
		3,135,898

	Accounts payable and accrued liabilities	60,898

	Net assets acquired	$3,075,000

HEALTHTRAC, INC. (formerly Virtualsellers.com, Inc.) Consolidated Notes to Financial Statements (Expressed in United States dollars) Years ended February 28, 2002 and 2001 Year ended February 29, 2000
3.	Acquisition of the business of Sullivan Park, LLC (continued):

	Consideration paid:
	Shares to be issued under acquisition agreement	$2,700,000
	Shares to be issued under employment agreement	375,000
		$3,075,000

The former owner of the business of Sullivan Park, subsequently filed a claim against the Company alleging that the Company was in default of the terms of the purchase agreement between the Company and the former owner which required the Company to issue $2,700,000 in registered common shares of the Company to the former owner within one year of the acquisition date of Sullivan Park. The Company filed a counter claim against the former owner of Sullivan Park, alleging that the former owner made inaccurate representations to the Company with respect to the business of Sullivan Park. On July 18, 2001, the Company reached a settlement with the former owner of Sullivan Park. As part of the settlement, the Company agreed to issue 6,500,000 common shares of the Company to the former owner of Sullivan Park. The Company also agreed to pay the former owner $8,885 to reimburse him for expenses he had incurred on the Company's behalf. The settlement reduced goodwill by $490,000, with a corresponding reduction in share capital.

Upon settlement of the lawsuit, Sullivan Park operations ceased, as the former owner had been operating the division on the Company's behalf. Consequently, an impairment provision of $1,522,758 relating to the goodwill has been recorded.

4.	Acquisition of the business of Healthtrac, Inc.:

On August 3, 2001, the Company acquired all of the shares of Healthtrac, Inc. ("Healthtrac") which operated an analytical health assessment program. The Company issued 13,212,976 common shares on closing and has yet to issue 316,436 common shares for a total fair value of $4,600,000 in share consideration. This acquisition has been accounted for as a purchase of the business of Healthtrac under the purchase method with effect from August 3, 2001. As part of the acquisition, the Company issued 3,716,090 common shares with a fair value of $971,767 to creditors of the acquired company.

HEALTHTRAC, INC. (formerly Virtualsellers.com, Inc.) Consolidated Notes to Financial Statements (Expressed in United States dollars) Years ended February 28, 2002 and 2001 Year ended February 29, 2000
4.	Acquisition of the business of Healthtrac, Inc. (continued):
Details of the fair value assigned to the assets acquired and liabilities assumed in the acquisition are as follows:

Assets acquired:
Current assets		$520,962
Equipment		83,387
Intellectual property		6,048,818
		6,653,167

Liabilities assumed:
Current liabilities		1,866,582
Long-term debt		50,000
		1,916,582

Net assets acquired		$4,736,585

Consideration paid:
Shares to be issued		$4,600,000
Acquisition costs		136,585

		$4,736,585
If the acquisition of Healthtrac had occurred on March 1, 2000, the unaudited pro forma results of selected results of operations of the Company would be as follows:

	2002	2001
	(unaudited)	(unaudited)
Revenues	$5,276,480	$6,384,840
Loss for the period	(11,807,291)	(9,551,665)
Loss per common share	(0.07)	(0.07)

5.	Other acquisitions:
(a)	Medwired Corporation:

On April 20, 2001, the Company closed its acquisition of proprietary web portal development and content management software from Medwired Corporation for $50,000 in cash and 241,935 common shares of the Company with a fair value of $150,000. The total proceeds have been allocated to capital assets.

(b)	Healthscape, Inc.:

Pursuant to an agreement dated May 30, 2001, the Company acquired proprietary software from Healthscape, Inc. on June 26, 2001 for $5,000 in cash and 631,579 common shares of the Company with a fair value of $240,000. The total proceeds have been allocated to capital assets.

HEALTHTRAC, INC. (formerly Virtualsellers.com, Inc.) Consolidated Notes to Financial Statements (Expressed in United States dollars) Years ended February 28, 2002 and 2001 Year ended February 29, 2000
6.	Disposal of CNC and CNT:

On April 30, 1997, the Company sold the common shares of its wholly-owned subsidiary, CNC, including CNC's wholly owned subsidiary, CNT, for cash proceeds of $2,218,000 (CDN $3,070,000). After deducting commissions paid on the sale of $43,000 (CDN $60,000), the Company realized a gain on the sale of approximately $2,175,000 (CDN $3,010,000).

Additional contingent consideration was to be receivable to the extent of 15% of CNC's consolidated net income for each fiscal year of CNC commencing 36 months after April 30, 1997 but limited to the amount of intercorporate loans owing to the Company by CNC and CNT at the time of the sale of approximately $95,600,000. Contingent consideration was to be recorded when the amounts were determinable. The first $500,000 of contingent consideration received was to be paid to a secured creditor as a term of the Company Creditor Arrangement Act proceedings from 1997. Any additional amounts were to be available to the Company.

During fiscal 2000, the Company sold its right to the contingent consideration and related loans for $390,000 (CDN $575,000). By agreement with the secured creditor, the Company paid cash of $244,000 (CDN $360,000) to the secured creditor and retained $146,000 (CDN $215,000) of the proceeds.

7.	Discontinued operations:

On February 28, 2002, the Company closed it's catalogue sales division. As a result, the catalogue sales division business activity represents discontinued operations to the Company. In accordance with generally accepted accounting principles in the United States, prior year and current year figures have been reclassified in the consolidated financial statements to separately reflect the assets, liabilities, revenues and expenses under discontinued operations accounting.

	Summarized financial information for the discontinued operations is as follows:

	2002	2001

Assets
Accounts receivable	$2,097	$18,809
Inventory	-	36,269
Other assets	-	1,521
Capital assets, net of accumulated amortization	-	60,790

Assets of discontinued operations	$2,097	$117,389

Liabilities

Accounts payable	$20,519	$14,961
Accrued liabilities	-	10,663

Liabilities of discontinued operations	$20,519	$25,624

HEALTHTRAC, INC. (formerly Virtualsellers.com, Inc.) Consolidated Notes to Financial Statements (Expressed in United States dollars) Years ended February 28, 2002 and 2001 Year ended February 29, 2000
7.		Discontinued operations (continued):

		2002	2001	2000

Revenue		$210,443	$327,935	$247,526
Expenses		381,082	600,709	367,894

Loss from discontinued operations		$170,639	$272,774	$120,368

8.	Loan receivable:

The loan receivable was due July 19, 2001, with option on the part of the borrower, to extend to January 19, 2002, with interest at prime plus 2% per annum. The loan has been fully provided for as a bad debt expense as of February 28, 2002 as collectibility is uncertain.

9.	Prepaid expenses and deposits:

		2002	2001

	Prepaid expenses		$133,105	$183,133
	Deposits		152,369	9,548

			$285,474	$192,681

10.	Capital assets:

	2002	Cost	Accumulated amortization and write-down	Net book value

	Office equipment	$293,629	$83,246	$210,383
	Computer hardware	164,867	104,423	60,444
	Computer software	543,247	84,272	458,975
	Leasehold improvements	329,301	304,862	24,439

	Assets held for resale:
	Office equipment	770,104	677,589	92,515
	Computer hardware	1,504,770	1,468,975	35,795
	Computer software	102,344	69,940	32,404
		$3,708,262	$2,793,307	$914,955

HEALTHTRAC, INC. (formerly Virtualsellers.com, Inc.) Consolidated Notes to Financial Statements (Expressed in United States dollars) Years ended February 28, 2002 and 2001 Year ended February 29, 2000
10.	Capital assets (continued):

	2001	Cost	Accumulated amortization	Net book value

	Office equipment	$1,051,660	$276,058	$775,602
	Computer hardware	1,652,682	331,369	1,321,313
	Computer software	120,124	26,480	93,644
	Leasehold improvements	304,321	82,083	222,238

		$3,128,787	$715,990	$2,412,797

11.	Notes payable:

		2002	2001

Note payable to a shareholder with interest at 1% over Bank of America's prime rate due on February 3, 2003 (note 17(b))			$50,000	$-

Note payable with interest at 8% due January 31, 2002. The note is secured by a pledge of an aggregate of 300,000 common shares held by a director			100,000	-

			$150,000	$-

The $100,000 note payable was not paid on January 31, 2002 and the lendor exercised their right under the default provision to the 300,000 common shares on March 5, 2002. The creditor sold the shares for $34,360 of cash. On March 5, 2002, the creditor and the Company reached a settlement whereby the Company will pay $5,000 per month for the next twelve months and if payment is made in full the creditor will forgive the interest portion.

HEALTHTRAC, INC. (formerly Virtualsellers.com, Inc.) Consolidated Notes to Financial Statements (Expressed in United States dollars) Years ended February 28, 2002 and 2001 Year ended February 29, 2000
12.	Obligations under capital lease:

		2002	2001

	Year ending February 28 (2004 - 29):

	2002	$-	$60,452
	2003	47,961	20,151
	2004	14,060	-
	2005	10,224	-
	2006	1,704	-

	Total minimum lease payments	73,949	80,603
	Amount representing interest from 8% to 29.65%	7,644	4,382

	Present value of net minimum capital lease payments	66,305	76,221
	Current portion of obligation under capital lease	43,129	56,393

		$23,176	$19,828

	Interest of $8,550 (2001 - $4,386) relating to capital lease obligations has been included in interest expense.

13.	Share capital:
	(a)	Authorized:
		300,000,000 (2001 - 200,000,000) common stock without par value
		150,000,000 class A preference stock without par value
		150,000,000 class B preference stock without par value
	(b)	Commitments to issue common shares:

During fiscal 1998, the Company committed to issue 13,000,000 shares to former creditors under a reorganization plan. As at February 28, 2002, 10,581,455 (2001 - 9,849,022; 2000 - 8,678,862) shares have been issued to creditors leaving an outstanding commitment to issue 2,418,545 (2001 - 3,150,978; 2000 - 3,321,135) shares.

	(c)	Reduction of common share stated capital:

On August 22, 1996, the shareholders of the Company passed a special resolution to reduce the stated capital of the Company's common shares by $86,729,000 (CDN $117,535,000). For accounting purposes, the recorded amounts for common shares and deficit have not been adjusted.

HEALTHTRAC, INC. (formerly Virtualsellers.com, Inc.) Consolidated Notes to Financial Statements (Expressed in United States dollars) Years ended February 28, 2002 and 2001 Year ended February 29, 2000
13.	Share capital (continued):
	(d)	Warrants:

On June 4, 2001, the Company issued 65,000 share purchase warrants which expire June 4, 2004. Each warrant entitles the holder to purchase one common share for $0.56. As at February 28, 2002, 65,000 of these warrants were unexercised.

On July 16, 2001, the Company issued 20,000 share purchase warrants which expire July 16, 2003. Each warrant entitles the holder to purchase one common share for $0.40. As at February 28, 2002, 20,000 of these warrants were unexercised.

On August 3, 2001, the Company issued 50,000 share purchase warrants to a former employee in place of 45,000 options previously granted to that employee. The warrants expire on August 3, 2003. Each warrant entitles the holder to purchase one common share for $0.24. As at February 28, 2002, 50,000 of these warrants were unexercised.

On January 2, 2002, the Company issued 6,000,000 share purchase warrants to the former President as part of his severance package. The warrants expire on January 2, 2007. Each warrant entitles the holder to purchase one common share for $0.10, the market price of the Company's common shares at the time of the issuance of the share purchase warrants. As at February 28, 2002, 6,000,000 of these warrants were unexercised.

	(e)	Stock options:

The Company has a stock option plan, which allows the Company, at the discretion of the Board of Directors, to issue options to employees, directors and consultants to purchase common shares of the Company. Stock purchase options are granted having exercise prices based on the market price at the date of grant. The stock options expire at various dates ranging from July 28, 2010 to November 5, 2011. The stock options vest in accordance with each individual stock option agreement.

	The following summarizes changes in stock options for the last three reporting years:

		2002		2001		2000
		Shares	Weighted average exercise price	Shares	Weighted average exercise price	Shares	Weighted average exercise price

	Outstanding, beginning of year	6,952,500	$ 0.56	100,000	$ 1.28	100,000	$ 1.28
	Repriced	6,952,500	0.15	-	-	-	-
	Granted	2,696,000	0.13	6,952,500	0.56	-	-
	Forfeited	(2,872,500)	0.48	(100,000)	1.28	-	-

	Outstanding, end of year	6,776,000	$ 0.14	6,952,500	$ 0.56	100,000	$ 1.28

HEALTHTRAC, INC. (formerly Virtualsellers.com, Inc.) Consolidated Notes to Financial Statements (Expressed in United States dollars) Years ended February 28, 2002 and 2001 Year ended February 29, 2000
13.	Share capital (continued):
	(e)	Stock options (continued):
		The following summarizes the repricing of options during the year ended February 28, 2002 (note 13(g)). The above weighted average exercise prices for fiscal 2002 reflect the revised exercise prices:

		Number of shares	Initial exercise price	New exercise price

		4,028,750	$ 0.56	$ 0.15
		3,176,000	0.40	0.15
		100,000	0.37	0.15

	The Company has the following stock purchase options outstanding and vested at February 28, 2002:

		Number	Price	Expiry

	Director	1,000,000	0.15	July 28, 2010
	Employees	1,665,000	0.15	July 28, 2010
	Directors	300,000	0.15	September 25, 2010
	Employee	1,000,000	0.15	October 23, 2010
	Directors	400,000	0.15	November 1, 2010
	Employees	50,000	0.15	November 1, 2010
	Employees	90,000	0.15	January 2, 2011
	Directors	1,200,000	0.15	April 24, 2011
	Employees	70,000	0.15	April 24, 2011
	Employee	26,000	0.15	July 16, 2011
	Employees	775,000	0.09	October 22, 2011
	Director	200,000	0.15	November 5, 2011

	Total	6,776,000	0.14

	(f)	Issuance of shares for non-monetary consideration:

Shares issued for employee and director compensation, to third parties for services rendered, for settlement of debt and for the acquisition of assets or businesses are recorded based upon the market trading value of the shares at the date of the related agreements to issue the shares.

HEALTHTRAC, INC. (formerly Virtualsellers.com, Inc.) Consolidated Notes to Financial Statements (Expressed in United States dollars) Years ended February 28, 2002 and 2001 Year ended February 29, 2000
13.	Share capital (continued):
	(g)	Stock-based compensation:

As disclosed in note 2(n), the Company applies the intrinsic value principles of APB Opinion No. 25 in accounting for the stock option plan. As options are granted having exercise prices based on the market price at the date of the grant, no compensation cost has initially been recognized for stock options granted to employees in these consolidated financial statements. Repriced options granted to employees are accounted for by the variable method, whereby changes in the intrinsic value, as calculated at each reporting date, is charged against income, until such time as the repriced options are exercised, expire or are otherwise forfeited. For the year ended February 28, 2002, no compensation expense had been recognized with respect to the repriced options, as the market price at year end was less than the adjusted option exercise price.

Had the Company determined compensation cost based on the fair value at the grant date for its employee stock options under SFAS No. 123, the Company's loss would have been increased to the pro forma amounts indicated below. If the fair value method had been used compensation expense for stock options granted to directors, officers and employees of $746,000 (2001 - $8,629,883; 2000 - nil) would have been recorded, increasing the reported loss by such amount. Accordingly, the pro forma loss and loss per share for fiscal 2002 would be $10,662,809 and $0.07 (2001 - $15,341,000 and $0.12). There were no options issued in fiscal 2000.

The fair value of options granted during the year was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rate of 4.75% (2001 - 6%); no annual dividends; expected lives equal to one-half the option lives; and volatility of 121% to 131% (2001 - 131%).

14.	Income taxes:
	Loss before income taxes consists of the following:

		2002	2001	2000

	Canada	$(2,954,858)	$(2,943,317)	$(3,009,047)
	United States	(6,961,951)	(3,767,800)	(1,684,183)

		$(9,916,809)	$(6,711,117)	$(4,693,230)

HEALTHTRAC, INC. (formerly Virtualsellers.com, Inc.) Consolidated Notes to Financial Statements (Expressed in United States dollars) Years ended February 28, 2002 and 2001 Year ended February 29, 2000
14.		Income taxes (continued):

Income tax recovery attributable to loss from operations differs from the amounts computed by applying the combined federal and provincial income tax rate of approximately 44.6% (2001 - 45.6%) to loss before taxes as a result of the following:

	2002	2001	2000

At statutory rates	$(4,422,897)	$(2,653,000)	$(2,074,000)
U.S. tax rate difference	300,000	-	-
Losses and other temporary differences not recognized	4,072,897	2,348,000	1,821,000
Non-deductible items and other	50,000	305,000	253,000

	$-	$-	$-

The tax effects of temporary differences that give rise to significant portions of the future tax assets and liabilities are as follows:

	2002		2001

Deferred tax assets:
Canada:
	Net operating losses carry forward	$7,758,282	$6,816,134
	Other	-	350,000
		7,758,282	7,166,134

United States
	Net operating losses carry forward	4,437,095	1,735,858
		12,195,377	8,901,992

Valuation allowance		(12,195,377)	(8,901,992)

Net deferred tax assets		$-	$-

The Company had losses carried forward for Canadian income tax purposes of $430,713 expire unused during the year.

HEALTHTRAC, INC. (formerly Virtualsellers.com, Inc.) Consolidated Notes to Financial Statements (Expressed in United States dollars) Years ended February 28, 2002 and 2001 Year ended February 29, 2000
14.	Income taxes (continued):

As at February 28, 2002, the Company has accumulated losses for tax purposes of approximately $28,091,534 which may be carried forward to reduce taxable income in future years. These losses may be claimed no later than:

Canada	United States

2002	$2,479,413	$-
2003	2,049,319	-
2004	1,733,883	-
2005	2,349,665	-
2006	3,074,788	-
2007	-	-
2008	2,803,317	-
2009	2,904,867	-
2020	-	1,460,061
2021	-	3,013,800
2022	-	6,961,951

$17,395,252	$11,435,812

15.	Segmented information:

During the years presented, the Company had four operating segments - a healthcare division, a call center division, a catalogue division and an e'commerce division. The health division, call center and e'commerce segments are located in the United States and the catalogue segment was located in British Columbia, Canada. The e'commerce and catalogue segments were acquired in fiscal 2000. The Company has discontinued its catalogue division in 2002 (note 7). Consequently, all earned revenue and assets are now held in the United States. Segmented information for the years ended February 28, 2002 and 2001 and for the year ended February 29, 2001 for the Company's continuing operating segments is as follows:

Operating segments:

2002	Healthcare segment	Call Centre segment	E'commerce segment	Total

Gross revenue	$1,550,653	$1,229,819	$719,917	$3,500,389

Segment loss	$936,759	$205,218	$6,103,492	$7,245,469
Corporate	-	-	-	2,671,340

Loss from continuing operations	$936,759	$205,218	$6,103,492	$9,916,809

Segment assets	$5,710,725	$272,891	$257,507	$6,241,123
Corporate assets	-	-	-	965,645
Assets of discontinued
operations (note 7)	-	-	-	2,097

Total assets	$5,994,243	$272,891	$257,507	$7,208,865

HEALTHTRAC, INC. (formerly Virtualsellers.com, Inc.) Consolidated Notes to Financial Statements (Expressed in United States dollars) Years ended February 28, 2002 and 2001 Year ended February 29, 2000
15.			Segmented information (continued):

Operating segments (continued):

2002	Healthcare segment	Call Centre segment	E'commerce segment	Total

Capital assets additions:
Capital assets	$31,870	$49,737	$28,949	$110,556
Corporate	-	-	-	10,641
Discontinued operations	-	-	-	1,512

	$31,870	$49,737	$28,949	$122,709

Amortization expense:
Capital assets	$10,318	$43,159	$600,970	$654,447
Intellectual property	705,695	-	-	705,695
Goodwill	-	-	-	251,595
Corporate assets	-	-	-	84,682

	$716,013	$43,159	$600,970	$1,696,419

2001	Healthcare segment	Call Centre segment	E'commerce segment	Total

Gross revenue	$-	$770,153	$1,482,365	$2,252,518

Segment loss	$-	$169,729	$3,597,839	$3,767,568
Corporate	-	-	-	2,670,775

Loss from continuing
operations	$-	$169,729	$3,597,839	$6,438,343

Segment assets	$-	$314,273	$2,689,150	$3,003,423
Corporate assets	-	-	-	3,140,689
Assets of discontinued
operations	-	-	-	124,121

Total assets	$-	$314,273	$2,689,150	$6,268,233

Capital assets additions:
Capital assets	$-	$134,175	$922,329	$1,056,504
Corporate	-	-	-	4,833
Discontinued operations	-	-	-	278

	$-	$134,175	$922,329	$1,061,615

Amortization expense:
Capital assets	$-	$31,162	$495,346	$526,508
Goodwill	-	-	-	754,784
Corporate assets	-	-	-	5,779

	$-	$31,162	$495,346	$1,287,071

HEALTHTRAC, INC. (formerly Virtualsellers.com, Inc.) Consolidated Notes to Financial Statements (Expressed in United States dollars) Years ended February 28, 2002 and 2001 Year ended February 29, 2000
15.		Segmented information (continued):

Operating segments (continued):

2000	Healthcare segment	Call Centre segment	E'Commerce segment	Total

Gross revenue	$-	$333,222	$124,170	$457,392

Segment loss	$-	$212,625	$1,491,558	$1,704,183
Corporate	-	-	-	2,868,679

Loss from continuing
operations	$-	$212,625	$1,491,558	$4,572,862

Segment assets	$-	$155,618	$1,814,034	$1,969,652
Corporate assets	-	-	-	484,190
Assets of discontinued operations	-	-	-	286,048

Total assets	$-	$155,618	$1,814,034	$2,739,890

Capital assets additions:
Capital assets	$-	$52,845	$1,618,981	$1,671,826
Discontinued operations	-	-	-	1,191

	$-	$52,845	$1,618,981	$1,673,017

Amortization expense:
Capital assets	$-	$23,356	$107,432	$130,788

	$-	$23,356	$107,432	$130,788

Revenue:

	2002		2001	2000

Call Centre service	$1,229,819		$770,153	$333,222

Healthcare:
Book sales	398,509		-	-
Program revenues	1,152,144		-	-

E'commerce:
Consulting	349,548		1,059,553	95,816
Product sales	369,119		309,955	-
Product commissions	-		112,867	28,354
Licensing	1,250		-	-

	$3,500,389		$2,252,528	$457,392

HEALTHTRAC, INC. (formerly Virtualsellers.com, Inc.) Consolidated Notes to Financial Statements (Expressed in United States dollars) Years ended February 28, 2002 and 2001 Year ended February 29, 2000
16.	Major customers:
Four major customers accounted for 56% of total sales for the healthcare segment for the period ended February 28, 2002.

17.	Related party transactions:
(a)

Payments totalling $7,000 were made to the President and Concept 10 Inc., a company controlled by the President, during the year ended February 28, 2002 (2001 - $475,650; 2000 - $267,000) for services rendered in connection with a private placement of common shares.

(b)

The Company has a licensing agreement with Queensland Teachers Union Health Fund Limited ("QTUH") for a term of 20 years expiring April 30, 2019 to grant QTUH a license to use the Healthtrac Program in exchange for a monthly royalty calculated as $1 per questionnaire prepared in each calendar year. QTUH is also required to pay annual maintenance fees of $16,000 to the Company. The maintenance fees have not been accrued for the year ended February 28, 2002. In addition, QTUH's royalty payments to the Company are suspended for the next five years expiring December 31, 2006.

On the date of acquisition of Healthtrac, August 3, 2001, an amended license agreement was signed between QTUH and the Company. On that date, QTUH also signed a loan agreement in which QTUH agreed to provide a loan facility to the Company for a maximum of $110,000 at an interest rate of 1% over Bank of America's prime rate. At February 28, 2002, $50,000 has been advanced to the Company under the arrangements (note 11). QTUH has the right to convert the amount borrowed under the agreement into shares of the Company which is exercisable on the repayment date, being January 29, 2003. The number of shares to be issued will be the amount of the loan on the date of election divided by the ten day average price per share for the Company's common shares for the period ending on the date of conversion.

18.	Sale of trade name:

During fiscal 2000, the Company settled a dispute with a third party over the Company's former trade name, Suncom Telecommunications. The Company received $975,000 in cash in consideration for transferring the trade name to the third party. In conjunction with this settlement, the Company changed its name to Virtualsellers.com, Inc.

HEALTHTRAC, INC. (formerly Virtualsellers.com, Inc.) Consolidated Notes to Financial Statements (Expressed in United States dollars) Years ended February 28, 2002 and 2001 Year ended February 29, 2000
19.	Non-cash transactions and supplemental disclosures:
	The Company had the following material non-cash transactions:

		2002	2001	2000

	Non-cash transactions:
	Acquisition of equipment under capital lease	$-	$107,099	$-
	Issuance of shares for:
	Employee and director compensation	566,000	754,950	2,496,669
	Acquisition of Sullivan Park, LLC (note 3)	-	375,000	-
	Acquisition of fixed assets	-	39,000	87,000
	Settlement of debt	1,039,345	19,344	-
	Services received	123,658	6,000	580,654
	Conversion of debentures and notes payable	-	-	1,125,835
	Acquisition of Virtualsellers	-	-	50,000
	Acquisition of Call Direct	-	-	202,716
	Acquisition of MedWire assets (note 5(a))	150,000	-	-
	Acquisition of Healthtrac, Inc. (note 4)	4,600,000	-	-
	Acquisition of Healthscape, Inc. assets (note 5(b))	240,000	-	-
	Severance payment	100,000	-	-

	Interest of $8,550 (2001 - $8,913; 2000 - nil) was paid in the year. No income taxes were paid in the years presented.

20.	Commitments and contingencies:
	(a)	Executive compensation:
		The Company was committed to annual salary payments of $348,000 to the former President which continued to April 1, 2002 when a new President was hired (note 21(a)).
	(b)	Operating leases:
		The Company is committed to annual office and equipment rental payments for the next four years as follows:

	2003			$281,945
	2004			265,627
	2005			248,949
	2006			54,195

				$850,716

HEALTHTRAC, INC. (formerly Virtualsellers.com, Inc.) Consolidated Notes to Financial Statements (Expressed in United States dollars) Years ended February 28, 2002 and 2001 Year ended February 29, 2000
20.	Commitments and contingencies (continued):
	(c)	Legal proceedings:
	(i)	Vancouver Telephone Company Limited:

On July 17, 2001 the Company reached a settlement for a lawsuit against one of its former customers. The settlement grants the Company CDN$275,000 to be received in various payments over eight months, with final payment on February 1, 2002. The Company recognized the funds upon receipt.

(ii) Rolling Meadows Premises:

The Company moved its e'commerce operations from Rolling Meadows, Illinois to the Greenwood, Indiana offices during the year. A complaint was filed for rent and damages in the amount of $859,512. The Company's position on this proceeding is that the building has been sublet and deny that they owe the Plaintiff any money. The outcome of this complaint is currently uncertain and consequently no amounts have been accrued as at February 28, 2002.

(iii) Globalcom:

One of the Company's former suppliers has filed a lawsuit against the Company for services rendered of $32,557 and liquidating damages of $273,618. The Company's position is that the liquidating damages claim has no merit. The outcome of this contingency is uncertain.

21.		Subsequent events:
	(a)	Executive compensation:

On April 1, 2002, the Company entered into a two year employment agreement with the President for management services. Under the terms of the agreement, the President will receive $12,500 per month for the first six months and $25,000 per month for the remainder of the term. The President will also receive 1,000,000 stock options on the date of the agreement, 1,000,000 stock options after six months, and 2,000,000 stock options upon meeting certain profitability criteria.

On April 11, 2002, the Company entered into a five year consulting agreement with the former President. Under the terms of the agreement, the former President will receive $12,500 per month for the first twelve months, $6,250 per month for the following twelve months, and $1,000 per month for the remaining term. The former President will also receive 2,000,000 stock options upon meeting certain profitability criteria.

	(b)	Private placements:
To May 15, 2002, the Company has received $172,500 in common share subscriptions for the issuance of 11,267,857 common shares.

HEALTHTRAC, INC. (formerly Virtualsellers.com, Inc.) Consolidated Notes to Financial Statements (Expressed in United States dollars) Years ended February 28, 2002 and 2001 Year ended February 29, 2000
21.	Subsequent events:
(c) Subscriptions receivable:

During fiscal 2002, the Company issued 2,119,048 common shares for $410,000, the proceeds for which have not been received at February 28, 2002. On June 11, 2002, 1,125,000 of these share subscriptions were returned to the Company. The Company is pursuing the remaining shareholders for payment or return of these shares.

22.	Reconciliation of United States to Canadian generally accepted accounting principles ("GAAP"):

These financial statements are prepared in accordance with U.S. GAAP, the measurement principles of which do not differ materially from Canadian GAAP with respect to the accounting policies and disclosures in these financial statements, except as described in the following paragraph:

Under U.S. GAAP, a reduction in an accumulated deficit with a corresponding reduction in common share stated capital is only permitted in limited circumstances. Under Canadian GAAP, a reduction in an accumulated deficit with a corresponding reduction in common share stated capital is permitted if approved by the shareholders of the Company. On August 22, 1996, the shareholders of the Company passed a special resolution to reduce the stated capital of the Company's common shares by $86,729,000 (CDN - $117,535,000). As a result, under Canadian GAAP, common stock and accumulated deficit would each be reduced by $86,729,000 for all years presented.

23.	Comparative figures:
Certain prior year figures have been reclassified to conform to the current year's financial statement classification.
HEALTHTRAC, INC. (formerly Virtualsellers.com, Inc.) Consolidated Schedule of Selling, General and Administrative Expenses (Expressed in United States dollars)

	Year ended February 28, 2002	Year ended February 28, 2001	Year ended February 29, 2000

Wages and benefits:
Cash and accrued	$2,781,383	$3,171,492	$1,342,473
Non-cash	333,658	754,950	2,496,669
Bad debts	688,916	152,411	2,056
Rent, utilities and property taxes	525,813	494,393	450,344
Consulting fees	964,770	264,792	225,255
Accounting and legal	481,129	235,256	293,644
Office and sundry	432,465	385,625	199,239
Marketing and advertising	288,219	454,337	292,315
Travel and promotion	279,361	179,782	129,076
Insurance	261,734	218,994	99,734
Internet	231,370	409,341	126,787
Telephone	209,801	167,797	96,006
Printing	135,995	93,927	24,895
Equipment rental	77,282	20,815	11,532
Bank charges and interest	39,326	21,298	18,976
Automobile	26,398	24,895	14,766
Recruiting	19,573	-	-
Licences, taxes and dues	18,218	208	5,803
Billing system fees	17,794	76,359	30,723
Subscriptions and dues	3,287	5,808	6,836

	$7,816,492	$7,132,480	$5,867,129

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

All directors of our company hold office until the next annual meeting of shareholders or until their successors have been elected and qualified. Our company's officers are appointed by our board of directors and hold office until their death, resignation or removal from office.

As of May 1, 2002, our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Age	Position	Date Position First Held
Thomas V. Kalebic(1)	59	President, Chief Executive Officer, Secretary and Director	April 10, 2002
Dr. Dennis Sinclair(2)	59	Director	November 14, 1996
Raymond Mol(3)	54	Director	August 4, 2000
Pierre Prefontaine(4)	44	Director	August 24, 2000
Dr. James Fries	63	Director	February 22, 2002
Judy Holland	45	Director	February 22, 2002
Dr. Robert Baker	59	Director	February 22, 2002

1. Mr. Kalebic was appointed our President, Chief Executive Officer and Secretary and to our board of directors following the year end on April 10, 2002. Mr. Kalebic resigned from both of these positions on June 10, 2002.

2. Dr. Sinclair resigned from his position as our President and Chief Executive Officer following the year end on April 10, 2002. He remains a director of our company and the Chairman of the Board of Directors. At a meeting of our Board of Directors held June 12, 2002 and as the result of the resignation of Thomas Kalebic from his positions as our President, Chief Executive Officer, Secretary and a member of our Board, we appointed Dr. Sinclair as the Managing Director of our company.

3. Raymond Mol was one of our directors between November 14, 1996 and March 15, 2000, when he resigned to allow us to appoint an additional independent director. He was re-appointed to our board of directors on August 4, 2000.

4. Pierre Prefontaine was one of our directors between November 14, 1996 and April 7, 1999. He was re-appointed to our board of directors on August 24, 2000.

Thomas V. Kalebic

Mr. Kalebic has over 30 years of business experience and has served as a director and board member of more than a dozen different businesses, foundations and clubs. Mr. Kalebic obtained both his Bachelor's degree in Accounting and his Master's degree in Business Administration from Bradley University. Mr. Kalebic began his career as a Certified Public Accountant and auditor at Arthur Andersen & Co. Four years later, Mr. Kalebic moved on to General Binding Corporation and then to Lane Industries, Inc. (parent company of the General Binding Corporation). While at Lane Industries, Mr. Kalebic held positions of increasing responsibility including Chief Financial Officer and most recently Executive Vice President and Chief Operating Officer, a position he held for more than twenty years.

During his career at Lane Industries, Inc., Mr. Kalebic provided leadership and management of a company that grew to sales in excess of $1 billion. He directed operations of the various Lane companies, developed strategic planning, initiated and completed an initial public offering for twenty percent of one of Lane's holdings, was responsible for raising subordinated debt of $100 million, spearheaded acquisitions of companies with sales ranging to in excess of $100 million, worked with credit agreements ranging to $400 million, and negotiated the sale of several companies with values ranging to in excess of $500 million.

Dr. Dennis Sinclair

Dr. Sinclair obtained his Ph.D., Economics and Sociology through the School of Education, Master of Arts, Sociology and Bachelor of Arts, Psychology from the University of Michigan and has been an adjunct professor at various universities, including the University of Michigan, the University of Southern California, the University of Redlands, Pepperdine University and full-time faculty at UCLA Graduate School of Management. He has developed extensive experience in consulting to corporate clients by providing general management and corporate consulting services to many companies through his own consulting company. Dr. Sinclair has developed extensive experience in all aspects of operating, directing and managing both private and public companies through his positions as Senior Analyst and Investment Banker with H.J. Meyers Inc. (August, 1995 to December, 1996), an Investment Advisor with Securities America (August, 1994 to August, 1995), a director of New Business Development with Validyne Engineering Corporation (August, 1992 to August, 1994) and through his various other corporate positions prior to 1992. Dr. Sinclair is currently a director of Ocean Ventures Inc., a Canadian company whose common shares are registered under the Securities Exchange Act of 1934.

Raymond Mol

Mr. Mol was one of our directors between November 14, 1996 and March 15, 2000, and acted as our Chief Operating Officer until June 20, 1998. Mr. Mol has over 20 years' experience in the teleconstruction industry and has taken courses through the American Management Association in project management, inventory control, strategic planning, financial marketing and costing control. Mr. Mol was a promoter for CallDirect Capital Corp. between January and October, 1996, and was Chief Financial Officer and founding partner of Lifestart Multimedia from April, 1993 to October, 1995. Mr. Mol is currently the President and a director of Ocean Ventures Inc., a Canadian company whose common shares are registered under the Securities Exchange Act of 1934.

Pierre Prefontaine

Mr. Prefontaine is currently a manager at Sprint Canada, a telecom business, and has held that position since March, 1999. Prior to his employment at Sprint Canada, between 1990 and 1999, Mr. Prefontaine was the President and CEO of Consolidated Technologies Inc. Mr. Prefontaine was previously a director of our company between November 14, 1996 and April 7, 1999.

Dr. James Fries

Dr. Fries received his Medical Degree in 1964, and is currently a Professor of Medicine at Stanford University School of Medicine in Palo Alto, California. Dr Fries joined the faculty of the School of Medicine at Stanford University in 1969 and became a full professor in 1993. Dr. Fries founded Healthtrac Inc., the California corporation that we acquired and merged into our subsidiary Healthtrac Corporation in August, 2001. Dr. Fries' research focuses on the long-term outcomes of chronic diseases and the ageing process, and he has published extensively in this field. He established the Arthritis, Rheumatism and Ageing Medical Information System, and is a Director of the National Arthritis Data Resource and Associate Director of the Stanford Arthritis Center. In addition, he is the Chairman of The Healthtrac Foundation, which annually awards the Healthtrac Prize to an individual judged to have had the greatest impact upon improving the health of the public.

Judy Holland

Ms. Holland is currently the Chief Executive Officer of Queensland Teachers' Union Health Fund Limited, an Australian company that holds a license from our subsidiary, Healthtrac Corporation, to sell the Healthtrac product in numerous countries around the world. Ms. Holland started working for Queensland in 1984 and was appointed CEO on July 1, 1997. Ms. Holland, who managed various departments in the Queensland organization before she became CEO, has been responsible for the Healthtrac division since 1990. Ms. Holland is already a member of the Board of Directors of Healthtrac Corporation (our subsidiary), and is also a director of Australian Health Service Alliance, Healthtrac Asia Thailand and Healthtrac Asia Singapore.

Dr. Robert Baker

Dr. Baker received his medical degree from VCU - Medical College of Virginia in 1968. He is currently affiliated with Maryview Medical Center and practices general ophthalmology privately through Southside Eye Care in Chesapeake, Virginia. One of Dr. Baker's focuses is geriatric ophthalmologic medicine, through which he treats geriatric patients, many of whom rely on Medicare, and who are suffering from such illnesses as diabetes, macular-related issues and glaucoma.

Family Relationships

There are no family relationships between any director or executive officer.

Involvement in Legal Proceedings

None of our directors, executive officers, promoters or control persons have been involved in any of the following events during the past five years:

1. any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2. any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3. being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4. being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our executive officers and directors and persons who own more than 10% of a registered class of our equity securities file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file.

To the best of our knowledge, during the fiscal year ended February 28, 2002, all executive officers, directors and greater than 10% shareholders filed the required reports in a timely manner, with the exception of the following:
Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Dennis Sinclair	1(1)	1(1)	Nil

(1) The named officer and director filed a late Form 4 - Statement of Changes in Beneficial Ownership.

Item 11. Executive Compensation.

Summary of Compensation of Executive Officers

The following table summarizes the compensation that we paid to the Chief Executive Officer and to the other most highly compensated executive officers of our company who received a total annual salary (including bonus) in excess of $100,000 during the fiscal years ended February 28, 2002, February 28, 2001 and February 29, 2000.

SUMMARY COMPENSATION TABLE
		Annual Compensation			Long Term Compensation(1)	Pay- outs
Name and Principal Position	Fiscal Year Ended	Salary	Bonus	Other Annual Compen- sation(2)	Securities Under Options/ SAR's Granted	Restricted Shares or Restricted Share Units	LTIP Pay- outs	All Other Compen- sation
Dr. Dennis Sinclair President, CEO and Director(3)	2002 2001 2000	$348,000 $300,000 $285,000	N/A N/A N/A	N/A N/A N/A	1,000,000 1,000,000 Nil	N/A N/A N/A	N/A N/A N/A	Nil Nil $150,000(4)
Raymond Mol(5) Director, Former COO	2002 2001 2000	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	100,000 350,000 Nil	N/A N/A N/A	N/A N/A N/A	Nil Nil $95,000(6)
Kevin Wielgus(7) Secretary	2002 2001 2000	$23,077 $96,753 $80,000	N/A N/A N/A	N/A N/A N/A	Nil 1,000,000 Nil	N/A N/A N/A	N/A N/A N/A	Nil N/A $125,000(8)

(1) Other than indicated below or otherwise in this annual report, we have not granted any restricted shares or restricted share units, stock appreciation rights or long term incentive plan payouts to the named officers and directors during the fiscal years indicated.

(2) The value of perquisites and other personal benefits, securities and property for the named officers that do not exceed the lesser of $50,000 or 10% of the total of the annual salary and bonus are not reported herein.

(3) Following the year ended February 28, 2002, on April 10, 2002, Dr. Sinclair resigned as our President and Chief Executive Officer. When he resigned, we owed him $100,000 in unpaid back salary. We agreed to issue to him 1,018,181 common shares of our company in lieu of the unpaid back salary. Dr. Sinclair remains a director of our company and the Chairman of the Board of Directors. At a meeting of our Board of Directors held June 12, 2002 and as the result of the resignation of Thomas Kalebic from his positions as our President, Chief Executive Officer, Secretary and a member of our Board, we appointed Dr. Sinclair as the Managing Director of our company.

(4) Dr. Sinclair received 1,500,000 common shares valued at $150,000 as a bonus for his services as our President and CEO for the period ending February 29, 2000.

(5) Mr. Mol resigned as Chief Operating Officer on June 30, 1998, and continued as a director of our company until March 15, 2000. Mr. Mol was re-elected to our board of directors on August 4, 2000, and although not an official employee, continues to be a de facto executive officer and employee of our company.

(6) Mr. Mol received the following common shares as part of his compensation for the period ended February 29, 2000:

(a) 350,000 common shares valued at $45,500, as bonus for his assistance with co-ordinating a private placement on our behalf in December, 1999; and

(b) 500,000 common shares valued at $50,000 for his services in completing the acquisition of the assets and undertakings of CallDirect Enterprises Inc.

(7) Mr. Wielgus was appointed Secretary of our company on January 31, 2000, and resigned from his position as Secretary and as an employee of our company on May 7, 2001.

(8) Mr. Wielgus received a signing bonus of 1,250,000 common shares valued at $125,000 in connection with the execution of his employment agreement.

OPTIONS GRANTED TO OUR NAMED EXECUTIVE OFFICERS
IN THE YEAR ENDED FEBRUARY 28, 2002
Name	Number of Shares of Common Stock Underlying Options Granted	% of Total Options Granted(1)	Exercise or Base Price ($/Share)	Market Price on Date of Grant	Expiration Date
Dr. Dennis Sinclair(2)(3)	1,000,000	30.7%	$0.15	$0.45	April 24, 2011
Kevin Wielgus(4)	nil	n/a	n/a	n/a	n/a
Raymond Mol(2)(5)	100,000	3.1%	$0.15	$0.45	September 25, 2010

(1) A total of 3,261,000 options to purchase common shares were granted to employees/consultants/officers/directors during the fiscal year ended February 28, 2002.

(2) The options to purchase common shares granted to Dr. Sinclair and Mr. Mol were granted outside of our 2000 Stock Option Plan.

(3) On April 24, 2001, Dr. Sinclair was granted stock options to purchase 1,000,000 shares of our common stock which were exercisable at $0.40 per share and which vested on April 24, 2001. The exercise price for the options was repriced to $0.15 on November 5, 2001.

(4) Mr. Wielgus resigned from his position as Secretary of our company on May 7, 2001.

(5) On April 24, 2001, Mr. Mol was granted stock options to purchase 100,000 shares of our common stock which were exercisable at $0.40 per share and which vested on April 24, 2001. The exercise price for the options was repriced to $0.15 on November 5, 2001.

VALUE OF THE OPTIONS GRANTED TO OUR NAMED EXECUTIVE OFFICERS
IN THE YEAR ENDED FEBRUARY 28, 2002
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Shares of Common Stock Underlying Unexercised Options at February 28, 2002 Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options at February 28, 2002 Exercisable/ Unexercisable(1)
Dr. Dennis Sinclair	Nil	Nil	2,000,000/0	$800,000 / n/a
Kevin Wielgus(2)	Nil	Nil	1,000,000/0	$400,000 / n/a
Raymond Mol	Nil	Nil	450,000/0	$180,000 / n/a

(1) The closing bid price on February 28, 2002 was $0.10 and accordingly the value of the unexercised options as at February 28, 2002 is based on the difference between the exercise price at February 28, 2002 ($0.15) and the closing bid price at February 28, 2002 ($0.10).

(2) Kevin Wielgus resigned from his position as Secretary of our company on May 7, 2001. Pursuant to the terms of the stock option agreement between our company and Mr. Wielgus, the stock option agreement will remain effective for two (2) years following his resignation (until May 7, 2003).

REPRICING OF OPTIONS

Our 2000 Stock Option Plan was established to provide incentive to key employees to remain with our company. The stock options were repriced during the fiscal year ended February 28, 2002 due to a decline in the stock price, which resulted in the stock options not providing adequate incentive to employees to remain with our company.
Name	Date	Number of Securities Underlying Options/SARs Repriced or Amended (#)	Market price of Stock at Time of Repricing($)	Exercise Price at Time of Repricing ($)	New Exercise Price ($)	Length of Original Option Term Remaining at Date of Repricing
Dr. Dennis Sinclair	March 14, 2001	1,000,000	$0.39	$0.56	$0.40	9 years, 4 months
Dr. Dennis Sinclair	November 5, 2001	2,000,000	$0.15	$0.40	$0.15	8 years, 8 months / 9 years, 6 months(1)
Kevin Wielgus(2)	November 5, 2001	1,000,000	$0.15	$0.56	$0.15	8 years 8 months
Raymond Mol	March 14, 2001	350,000	$0.39	$0.56	$0.40	9 years 5 months / 9 years 4 months
Raymond Mol	November 5, 2001	450,000	$0.15	$0.40	$0.15	8 years 9 months / 8 years 8 months / 9 years 6 months(3)

(1) Dr. Sinclair was granted 1,000,000 options on July 28, 2000 (which expire on July 28, 2010) and 1,000,000 options on April 24, 2001 (which expire on April 24, 2011)

(2) Mr. Wielgus resigned from his position as Secretary of our company on May 7, 2001.

(3) Mr. Mol was granted 150,000 options on September 25, 2000 (which expire on September 25, 2010), 200,000 options on November 1, 2000 (which expire on November 1, 2010) and 100,000 options on April 24, 2001 (which expire on April 24, 2011).

COMPENSATION OF DIRECTORS

We reimburse our directors for reasonable travel and other out-of-pocket expenses incurred in connection with attending board meetings but did not pay any director's fees or other cash compensation for services rendered as a director in the year ended February 28, 2002.

We have no formal plan for compensating our directors for their services in their capacity as directors, although such directors have in the past received, and are expected to continue to receive, stock options to purchase shares of common stock and/or shares of our common stock, as awarded by our board of directors or (as to future options) a compensation committee which may be established in the future. The board of directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director.

The number of common shares issued as compensation for the services of a director is determined by our board of directors. During the fiscal year ended February 28, 2002, the following directors were granted common shares and/or options to purchase shares of our common stock as compensation for serving as directors of our company and its subsidiaries:

Name	Number of Common Shares	Number of Options(1)
Dr. Dennis Sinclair(2)	Nil	1,000,000
Mel Baillie(3)	Nil	100,000
Raymond Mol(4)	Nil	100,000
Pierre Prefontaine(5)	Nil	200,000
Grayson Hand(6)	Nil	100,000

(1) The stock options to purchase common shares granted to directors of our company were granted outside of our 2000 Stock Option Plan.

(2) On April 24, 2001, Dr. Sinclair was granted stock options to purchase 1,000,000 common shares which were originally exercisable at $0.40 per share and which vested on April 24, 2001. The exercise price of the shares was reset on November 5, 2001 to $0.15 to reflect changes in the capital market.

(3) On April 24, 2001, Mr. Baillie was granted stock options to purchase 100,000 common shares which were originally exercisable at $0.40 per share and which vested on April 24, 2000. The exercise price of the shares was reset on November 5, 2001 to $0.15 to reflect changes in the capital market. Mr. Baillie ceased to be a director of our company following the Annual General Meeting of our shareholders on February 22, 2002; however, his options remain exercisable until February 22, 2004.

(4) On April 24, 2001, Mr. Mol was granted stock options to purchase 100,000 common shares which were originally exercisable at $0.40 per share and which vested on April 24, 2001. The exercise price of the shares was reset on November 5, 2001 to $0.15 to reflect changes in the capital market.

(5) On November 5, 2001, Mr. Prefontaine was granted stock options to purchase 200,000 common shares which are exercisable at $0.15 per share and which vested on November 5, 2001. The 200,000 options were granted to Mr. Prefontaine upon his agreement to cancel the 1,000,000 options originally granted to him on August 31, 2000 at an exercise price of $0.56.

(6) On April 24, 2001, Mr. Hand was granted stock options to purchase 100,000 common shares which were originally exercisable at $0.40 per share and which vested on April 24, 2001. The exercise price of the shares was reset to on November 5, 2001 to $0.15 to reflect changes in the capital markets. Mr. Hand resigned as a director of our company on September 27, 2001.

EMPLOYMENT CONTRACTS

Dr. Dennis Sinclair

We entered into a management agreement with Dr. Sinclair on January 1, 2000 pursuant to which Dr. Sinclair served as one of our directors, and as our President and Chief Executive Officer. The management agreement was terminated pursuant to the terms of a letter agreement dated November 9, 2001.

On November 9, 2001, we entered into a Letter Agreement with Dr. Dennis Sinclair, then our chief executive officer and the Chairman of our board of directors, in which Dr. Sinclair agreed to resign all of his positions with our company and any of our subsidiaries in exchange for our agreement to issue to him 1,018,181 shares of our common stock in lieu of back salary we owed him for the period up to November 9, 2001, and an additional 1,000,000 shares of our common stock, and a share purchase warrant, in lieu of any obligation we might have to pay him termination compensation, entitling him to purchase up to 6,000,000 of our common shares at a purchase price of $0.10 per share for a period of five years from the date of issue of the warrant. On December 6, 2001, because we did not have a successor for Dr. Sinclair, we signed an amendment of his termination agreement extending the effective date of his resignation to a date upon which our board of directors identified and appointed a successor chief executive officer for our company, which was April 10, 2002, the date we appointed Tom Kalebic to be the new President and Chief Executive Officer of our company.

Following the year ended February 28, 2002, on April 10, 2002, we entered into a Consulting Agreement with Dr. Sinclair, who resigned from his position as our President and Chief Executive Officer but remained on our Board of Directors, and who is currently the Chairman of the Board and the Managing Director of our company. Pursuant to the Consulting Agreement, Dr. Sinclair will assist us with the development of our business generally, and specifically with the development of strategy and business plans on behalf of our company. As compensation for his services, we agreed to pay Dr. Sinclair $12,500 per month for the first year of the two year term and $6,500 per month for the balance of the two year term. In addition, we agreed to pay Dr. Sinclair $1,000 per month plus health insurance for himself and his spouse from the second anniversary of the Consulting Agreement until the earlier of June 22, 2007 or his death. We also agreed to grant Dr. Sinclair options to purchase 2,000,000 common shares in the capital of our company at an exercise price of $0.10 per share. The Consulting Agreement will expire on June 22, 2007.

When Thomas Kalebic resigned from his offices of President, Chief Executive Officer and Secretary of our company and resigned from his seat on our Board of Directors on June 10, 2002, we appointed Dr. Sinclair as the Managing Director of our company and agreed to reinstate his old salary of $25,000 per month until September 30, 2002.

If we terminate the Consulting Agreement for cause, Dr. Sinclair is entitled to receive all sums due and payable under the Consulting Agreement to the date of termination for cause. We are not entitled to terminate the Consulting Agreement without cause.

Dr. Peter Lee

Dr. Peter Lee, who has been a consultant to our company on and off during the fiscal year, was appointed to our Board of Directors November 1, 2001. On October 26, 2001, Dr. Lee subscribed for 5,000,000 of our Company's common shares at a subscription price of $0.02 per share in a private placement. These shares were issued November 15, 2001. We are advised that the difference between the subscription price and the fair value of the shares issued to Dr. Lee in this private placement is deemed to be compensation due to the proximity in time between the private placement and Dr. Lee's appointment to our board of directors.

Thomas V. Kalebic

Following the year ended February 28, 2002, on April 11, 2002, we entered into an Employment Agreement with Thomas V. Kalebic in which he agreed to act as our current President and Chief Executive Officer. The Employment Agreement was for a term of two years and was renewable upon the expiration of the two year term. During the first six months of his employment, Mr. Kalebic was to be paid a monthly salary of $12,500. On the six month anniversary of his employment, Mr. Kalebic's salary would have been increased to $25,000 per month for the balance of the two year term. In addition, we agreed to grant Mr. Kalebic options to purchase 4,000,000 common shares in the capital of our company at an exercise price of $0.10 per share. Also pursuant to the Employment Agreement, Mr. Kalebic agreed to purchase from our company 1,000,000 common shares in our capital at a price of $0.05 per share. Mr. Kalebic resigned from his offices of President, Chief Executive Officer and Secretary and from his seat on our board of directors on June 10, 2002, although he will continue to work as a consultant to our company until July 10, 2002 for a consulting fee equal to the monthly salary that he would have received during that one month period had he not resigned.

STOCK PERFORMANCE GRAPH

The graph set forth below compares the cumulative total shareholder return on our common shares between February 28, 1997 and February 28, 2002 with the cumulative return of (i) the Russell 2000 index and (ii) Standard and Poors 500 index, over the same period. This graph assumes the investment of $100 on February 28, 1997 in our common shares, the Russell 2000 index and Standard and Poors 500 index, and assumes the reinvestment of dividends, if any.

The comparisons shown in the graph below are based upon historical data. We caution that the share price performance shown in the graph below is not indicative of, nor intended to forecast, the potential future performance of our common shares. Information used in the graph was obtained from Yahoo Financial, a source believed to be reliable, but we are not responsible for any errors or omissions in such information.

	02/28/98	02/28/99	02/29/00	02/28/01	02/08/02
Healthtrac, Inc.	$100	$158.82	$3,270.59	$323.53	$58.82
Russell 2000	$100	$84.94	$125.09	$102.72	$101.63
S&P 500	$100	$118.10	$130.22	$118.16	$105.47

(1) Our common shares commenced trading on the National Association of Securities Dealer Inc.'s Over-the-Counter Bulletin Board on November 5, 1997. Shortly before our common shares were quoted on the Over-the-Counter Bulletin Board, our company's management was replaced with management that was in place at the year ended February 28, 2002.

BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

Our board of directors did not, during the fiscal year ended February 28, 2002, have a compensation or similar committee. Accordingly, our full board of directors was, and continues to be, responsible for determining and implementing our compensation policies.

Our board of directors' executive compensation policies are designed to offer competitive compensation opportunities for all executives. The policies are based on personal performance, individual initiative and achievement, and also serve to attract and retain qualified executives. Our board of directors also endorses the position that management stock ownership and stock-based compensation arrangements are beneficial in aligning management's and stockholders' interests in the enhancement of stockholder value.

Compensation paid to our company's executive officers generally consists of the following elements: base salary, annual bonus and long-term compensation in the form of the issuance of stock options or common shares. Compensation levels for executive officers of our company are determined through consideration of each officer's initiative and contribution to our overall corporate performance, and of the officer's managerial abilities and performance in any special projects that the officer may have undertaken. Offering competitive base salaries that reflect the individual's level of responsibility is an important element of our company's executive compensation philosophy. Subjective considerations of individual performance are considered in establishing annual bonuses and other incentive compensation. In addition, our board of directors considers our financial position and cash flow in making compensation decisions.

Dr. Sinclair's base salary, annual incentive compensation and long-term compensation are determined by the Board based upon the same factors as discussed above. Dr. Sinclair's total compensation package is designed to be competitive while creating awards for short and long term performance in line with the financial interests of our shareholders. During the year ended February 28, 2002, the compensation package for Dr. Sinclair was consistent with this policy, and his base annual salary was $348,000. Following our fiscal year ended February 28, 2002, on April 10, 2002, Dr. Sinclair resigned from his position as our President and Chief Executive Officer, although he remained on our Board of Directors. On April 10, 2002, we entered into a Consulting Agreement with Dr. Sinclair, pursuant to which we agreed to pay Dr. Sinclair $12,500 per month for the first year of the two year term ($150,000 annually) and $6,500 per month for the balance of the two year term ($78,000 annually). We also granted Dr. Sinclair options to purchase 2,000,000 common shares in the capital of our company at an exercise price of $0.10 per share. Both the salary payable and the grant of options to Dr. Sinclair are consistent with our policy of creating awards for short and long term performance in line with the financial interests of our shareholders. At a meeting of our Board of Directors on June 12, 2002, and in response to Mr. Kalebic's resignation from his offices of President, Chief Executive Officer and Secretary of our company and from his seat on our Board of Directors, we appointed Dr. Sinclair as our Managing Director and agreed to increase his base salary to $25,000 per month until September 30, 2002.

Following the year ended February 28, 2002, we entered into an Employment Agreement with Thomas V. Kalebic, pursuant to which Mr. Kalebic was appointed our President and Chief Executive Officer. During the first six months of his employment, Mr. Kalebic was to have been paid a monthly salary of $12,500 ($75,000 semi-annually). Mr. Kalebic's monthly salary would have been increased on the six-month anniversary of the date of his employment, but Mr. Kalebic resigned on June 10, 2002. We also granted Mr. Kalebic options to purchase 4,000,000 common shares in the capital of our company at an exercise price of $0.10 per share. Both the salary payable and the grant of options to Mr. Kalebic were consistent with our policy of creating awards for short and long term performance in line with the financial interests of our shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth, as of May 1, 2002, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)
Thomas V. Kalebic(2) (President, CEO, Secretary and Director) 1671 Alexis Court Lake Forest, IL 60045	1,000,000	0.5%
Dr. Dennis Sinclair (director) 194 North Harbour Drive, Suite 903 Chicago, Illinois 60601	8,080,000(3)	3.9%
Raymond Mol (director) 9035 - 162A Street Surrey, BC V4N 3L6	1,170,000(4)	0.6%
Pierre Prefontaine (director) 2995 New Market Drive North Vancouver, BC V7R 2Y7	950,000(5)	0.5%
Judy Holland (director) 23 Bollard Court Cleveland 4163, Queensland Australia	Nil	Nil
Dr. James Fries (director) 135 Farm Road Woodside, CA 94062	1,397,133(6)	0.7%
Dr. Robert Baker (director) 3613 Harding Drive Chesapeake, VA 23321	273,000(7)	0.1%
Directors and Officers as a Group	12,020,133(8)	5.5%

(1) Based on 207,373,299 shares of common stock issued and outstanding as of May 1, 2002. Except as otherwise indicated, we believe that the beneficial owners of the common shares listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2) Mr. Kalebic was appointed our President, Chief Executive Officer and Secretary, and a member of our board of directors, on April 10, 2002. He resigned from these positions on June 10, 2002.

(3) Includes 2,000,000 options exercisable within sixty days.

(4) Includes 450,000 options exercisable within sixty days.

(5) Includes 200,000 options exercisable within sixty days.

(6) 1,233,636 of the common shares are indirectly beneficially owned by Dr. Fries and are registered in the name of his spouse, Sarah Tilton Fries.

(7) 250,000 of the common shares beneficially owned by Dr. Baker are jointly owned with his spouse, Deborah Baker.

(8) Includes 2,650,000 options exercisable within sixty days.

Changes in Control

We know of no arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 13. Certain Relationships and Related Transactions.

Except as follows, we have not been a party to any transaction, proposed transaction, or series of transactions in which the amount involved exceeds $60,000, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holder, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.

Dr. Peter Lee, who has been a consultant to our company on and off during the fiscal year, was appointed to our Board of Directors November 1, 2001. On October 26, 2001, Dr. Lee subscribed for 5,000,000 of our Company's common shares at a subscription price of $0.02 per share in a private placement. These shares were issued November 15, 2001. We are advised that the difference between the subscription price and the fair value of the shares issued to Dr. Lee in this private placement is deemed to be compensation due to the proximity in time between the private placement and Dr. Lee's appointment to our board of directors.

On August 3, 2001, we completed a share exchange with Healthtrac, Inc., a California corporation, in which we exchanged 13,529,412 of our common shares for all of the issued and outstanding stock of Healthtrac, Inc. Shortly thereafter, we merged Healthtrac, Inc. into our newly formed subsidiary called Healthtrac Corporation. Two of our directors were involved in that transaction, as follows:

Judy Holland. Judy Holland is the CEO of Queensland Teachers Union Health Fund Limited, whose offices are located at 21 Baxter Street, Fortitude Valley, Brisbane QLD Australia, and she is a member of the current board of directors of our subsidiary, Healthtrac Corporation. Queensland was one of the major shareholders in Healthtrac, Inc. and, in exchange for its shares in Healthtrac, Inc., Queensland received 2,667,441 of our common shares in the share exchange transaction. For some number of years prior to the share exchange transaction, Queensland had held an exclusive license from Healthtrac, Inc. to sell the Healthtrac product in many parts of the world and, at the time of the completion of the share exchange transaction, Healthtrac, Inc owed $484,763.51 to Queensland in trade accounts payable. As a condition of the completion of the share exchange transaction, Queensland agreed to accept payment of its account payable in common shares of our company and, accordingly, we issued to Queensland 1,829,297 of our common shares. Therefore, although Ms. Holland does not own any shares in our company, she is the CEO of a company that owns 4,496,738 of the common shares in our company and that holds an exclusive license to market and sell the Healthtrac Corporation product in many areas of the world.

Dr. James Fries. Dr. Fries was the founder of Healthtrac, Inc. In exchange for the shares that they owned in Healthtrac, Inc., Dr. Fries and members of his immediate family received common shares in our company. In the share exchange transaction, Dr. Fries received 163,497 of our common shares, his wife Sarah Fries received 1,233,636 of our common shares and his son Kenneth Fries received 12,025 of our common shares.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

Reports of Form 8-K

None.

Exhibits

The following exhibits are filed as part of or incorporated by reference into this Form 10-K.

Exhibit Number and Exhibit Title

(3) Articles of Incorporation and Bylaws

(*Exhibits 3.1 through 3.8 inclusive are incorporated by reference from our Form 10-K Annual Report filed on June 16, 2000)

*3.1 Certificate of Continuance, dated January 11, 1991

*3.2 Certificate of Amendment, dated June 14, 1995

*3.3 Certificate of Amendment, dated September 14, 1995

*3.4 Certificate of Amendment, dated December 22, 1995

*3.5 Certificate of Amendment, dated March 23, 1999

*3.6 Certificate of Amendment, dated May 31, 1999

*3.7 Certificate of Amendment, dated July 18, 1997

*3.8 By-laws of Healthtrac, Inc. (formerly Virtualsellers.com, Inc.)

3.9 Certificate of Amendment, dated February 27, 2002

3.10 Articles of Amendment, dated March 8, 2002

(10) Material Contracts

10.1 Consulting Agreement between Healthtrac, Inc. and Dr. Dennis Sinclair, dated April 11, 2002 (incorporated by reference from our Form 8-K Current Report filed on April 12, 2002)

10.2 Consulting Agreement between Healthtrac, Inc. and Thomas V. Kalebic, dated April 11, 2002 (incorporated by reference from our Form 8-K Current Report filed on April 12, 2002)

10.3 Agreement in Contemplation of Severance between Healthtrac, Inc. and Dr. Dennis Sinclair dated November 9, 2001 (incorporated by reference from our Form S-8 Registration Statement filed on January 23, 2002)

10.4 Amending Agreement between Healthtrac, Inc. and Dr. Dennis Sinclair dated December 6, 2001 (incorporated by reference from our Form S-8 Registration Statement filed on January 23, 2002)

(21) Subsidiaries

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

HEALTHTRAC, INC.

By: /s/ Dennis Sinclair
Dennis Sinclair, Chairman of the Board and Managing Director

Date: June 13, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Dennis Sinclair
Dennis Sinclair, Chairman of the Board and Managing Director
June 13, 2002

/s/ Raymond Mol
Raymond Mol, Director
June 13, 2002

/s/ Pierre Prefontaine
Pierre Prefontaine, Director
June 12, 2002

/s/ Dr. James Fries
Dr. James Fries, Director
June 13, 2002

/s/ Judy Holland
Judy Holland, Director
June 13, 2002

/s/ Dr. Robert Baker
Dr. Robert Baker, Director
June 13, 2002