Form 10-Q
period 2002-05-31
HEALTHTRAC INC
filed 2002-07-15
CIK 790948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2002

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________________ to _________________________________

Commission File Number: 000-14356

HEALTHTRAC, INC.
(Exact name of registrant as specified in its charter)

Canada
(State or other jurisdiction of incorporation or organization)

911353658
(I.R.S Employer Identification No.)

Suite 1000 - 120 North LaSalle Street, Chicago, IL, 60602
(Address of principal executive offices and Zip Code)

(312) 920-9120
(Registrant's telephone number, including area code)

VirtualSellers.com, Inc.
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

As of June 30, 2002, there were 214,554,251 shares of the Registrant's common shares issued and outstanding.

PART I FINANCIAL INFORMATION

ITEM 1 Financial Statements

DISCLOSURE

To: The Shareholders of Healthtrac, Inc.

It is the opinion of management that the interim financial statements for the quarter ended May 31, 2002 include all adjustments necessary in order to ensure that the financial statements are not misleading.

Chicago, Illinois
Date: July 15, 2002

/s/ signed
Director of Healthtrac, Inc.

Consolidated Financial Statements (Expressed in United States dollars) HEALTHTRAC, INC. (Formerly Virtualsellers.com, Inc.) Three months ended May 31, 2002 and 2001 (Unaudited)

Healthtrac, Inc. (Formerly Virtualsellers.com, Inc.)
Consolidated Balance Sheets (Unaudited) (Expressed in United States dollars)
	May 31, 2002	February 28, 2002
(unaudited)
Assets
Current assets:
Cash and cash equivalents	$295,856	$283,659
Accounts receivable, net of allowance of $25,987
(February 28, 2002 - $235,847)	183,723	300,262
Employee receivable	29,917	29,917
Inventories	33,368	49,378
Prepaid expenses and deposits	254,059	285,474
Assets of discontinued operations	2,097	2,097
Total current assets	799,020	950,787
Capital assets	860,268	914,955
Intellectual property, net of $1,008,137 accumulated amortization (February 28, 2002 - $705,695)	5,040,681	5,343,123

Total assets	$6,699,969	$7,208,865

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,404,274	$1,665,946
Accrued liabilities	802,374	483,737
Deferred revenue	450,677	456,025
Deposit	53,299	-
Notes payable	138,721	150,000
Current portion of obligations under capital lease	27,000	43,129
Liabilities of discontinued operations	20,519	20,519
Total current liabilities	2,896,864	2,819,356
Obligations under capital lease	23,167	23,176
Stockholders' equity:
Common shares, no par value (note 3):
Authorized: 300,000,000 common shares
Issued and outstanding: 211,301,870 shares (199,034,013 shares at February 28, 2002)	121,208,569	120,685,444
Shares to be issued	590,751	754,213
Accumulated deficit	(118,019,382)	(117,073,324)
Total stockholders' equity	3,779,938	4,366,333

Total liabilities and stockholders' equity	$6,699,969	$7,208,865

Future operations (note 1)
Commitment and contingencies (note 7)
Subsequent event (note 8)

See accompanying notes to consolidated financial statements.
Approved on behalf of the Board:

/s/ Dennis Sinclair Director	/s/ Raymond Mol Director

Healthtrac, Inc. (Formerly Virtualsellers.com, Inc.)
Consolidated Statements of Operations (Unaudited) (Expressed in United States dollars)
Three months ended May 31, 2002 and 2001

	2002	2001

Revenue	$1,085,307	$625,733
Costs and expenses:
Direct costs	371,453	209,367
Selling, general and administrative expenses	1,304,350	1,616,142
Amortization	364,377	400,921
	2,040,180	2,226,430
Loss before the undernoted items	(954,873)	(1,600,697)
Other income (expense):
Interest revenue	-	3,742
Miscellaneous	8,815	(12,897)
	8,815	(9,155)

Loss from continuing operations	(946,058)	(1,609,852)

Loss from discontinued operations	-	(40,021)

Loss for the period	$(946,058)	$(1,649,873)

Loss per common share (note 2(b)):
Continuing operations	$(0.01)	$(0.01)
Discontinued operations	-	-

	$(0.01)	$(0.01)
Weighted average number of shares outstanding	205,087,585	127,837,249

See accompanying notes to consolidated financial statements.

Healthtrac, Inc. (Formerly Virtualsellers.com, Inc.)
Consolidated Statements of Stockholders' Equity
(Expressed in United States dollars)

	Common Shares
	Number	Assigned Value	Shares to be issued	Accumulated deficit	Total

Balance, February 28, 2001	127,834,749	$107,521,482	$4,705,000	$(107,156,515)	$5,069,967

Shares issued during the year:
Exercise of CCAA warrants	732,433	-	-	-	-
Issued for acquisition of Sullivan Park	6,500,000	2,210,000	(2,700,000)	-	(490,000)
Shares issued and to be issued for acquisition of Healthtrac	13,212,976	4,492,412	107,588	-	4,600,000
Issued on acquisition of Med Wire assets	241,935	150,000	-	-	150,000
Issued on acquisition of specific assets of Healthscape	631,579	240,000	-	-	240,000
Shares issued for cash received pursuant to private placements	42,985,717	4,744,125	(2,005,000)	-	2,739,125
Shares to be issued for settlement of debt	-	-	6,000	-	6,000
Shares issued for settlement of debt	3,716,090	971,767	-	-	971,767
Shares issued for services	1,425,777	123,658	-	-	123,658
Shares issued for employees' and directors' compensation	1,018,181	566,000	-	-	566,000
Shares issued for severance pay	1,000,000	100,000	-	-	100,000
Shares returned to treasury and cancelled	(265,424)	-	-	-	-
Shares to be issued for cash received pursuant to private placements	-	-	640,625	-	640,625
Share issue costs	-	(24,000)	-	-	(24,000)
Subscription receivable	-	(410,000)	-	-	(410,000)
Loss for the year	-	-	-	(9,916,809)	(9,916,809)

Balance, February 28, 2002	199,034,013	120,685,444	754,213	(117,073,324)	4,366,333

Shares issued during the period:
Shares to be issued for settlement of debt	-	-	57,163	-	57,163
Shares to be issued for cash received pursuant to private placements	-	-	47,500	-	47,500
Shares issued for cash received pursuant to private placements	11,267,857	520,625	(268,125)	-	252,500
Shares issued for employee compensation	1,000,000	80,000	-	-	80,000
Subscription receivable	-	(77,500)	-	-	(77,500)
Loss for the period	-	-	-	(946,058)	(946,058)

Balance, May 31, 2002	211,301,870	$121,208,569	$590,751	$(118,019,382)	$3,779,938

See accompanying notes to consolidated financial statements
Healthtrac, Inc. (Formerly Virtualsellers.com, Inc.)
Consolidated Statements of Cash Flows (Unaudited) (Expressed in United States dollars)
Three months ended May 31, 2002 and 2001

	2002	2001

Cash provided by (used in):
Operations:
Loss for the period	$(946,058)	$(1,649,873)
Items not involving cash:
Loss from discontinued operations	-	40,021
Non-cash compensation expense	80,000	-
Amortization	364,377	400,921
Changes in non-cash operating working capital:
Accounts receivable	116,539	23,030
Employee receivable	-	(1,522)
Prepaid expenses and deposits	31,415	48,829
Inventories	16,010	(268,877)
Accounts payable	(204,509)	-
Accrued liabilities	318,637	156,554
Deferred revenue	(5,348)	-
Deposit	53,299	-
Cash flow used in continuing operations	(175,638)	(1,250,917)
Cash used in discontinued operations	-	(14,065)
	(175,638)	(1,264,982)
Investments:
Acquisition of capital assets	(7,248)	(161,919)
Financing:
Notes payable	(11,279)	-
Repayment of capital lease obligation, net	(16,138)	-
Issuance of common shares for cash	175,000	-
Cash received on shares to be issued	47,500	1,085,000
Share issue costs	-	-
	195,083	1,085,000

Increase (decrease) in cash and cash equivalents	12,197	(341,901)
Cash and cash equivalents, beginning of period	283,659	606,262
Cash and cash equivalents, end of period	$295,856	$264,361

Non-cash transactions and supplemental disclosures (note 6).

See accompanying notes to consolidated financial statements.
Healthtrac, Inc. (Formerly Virtualsellers.com, Inc.)
Consolidated Notes to Financial Statements (Unaudited) (Expressed in United States dollars)
Three months ended May 31, 2002 and 2001

1.	Future operations:

These financial statements have been prepared on the going concern basis, which assumes the realization of assets and the settlement of liabilities in the normal course of business. The application of the going concern concept is dependent on the Company's ability to generate future profitable operations and receive continued financial support from its shareholders and from external financing. The Company incurred a loss from operations of $946,058 for the three months ended May 31, 2002 and has an accumulated deficit of $118,019,382 at May 31, 2002. For the period ended May 31, 2002, the Company used $175,638 in cash to fund operations, and as at May 31, 2002, the Company has a working capital deficiency of $2,097,844.

Management projects that the Company will require additional cash and working capital to fund planned operations and capital asset additions for fiscal 2003 of approximately $1,350,000 (unaudited). Although management is of the opinion that sufficient cash will be obtained from operations and external financing to meet the Company's liabilities and commitments as they become due in fiscal 2003, there can be no assurance that funds from external financings will be available when required on an economical basis to the Company. The ability of the Company to continue as a going concern and realize the carrying value of its assets is dependent on the Company's ability to increase its revenues by increasing its customer base and reducing its operating costs so that the Company achieves profitable operations. To date, subsequent to May 31, 2002 the Company has raised $153,333 in external financings through common share private placements (note 8). If the Company is unable to obtain sufficient funds for operations, it will be required to reduce operations or liquidate assets.

These financial statements do not reflect any adjustments that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of operations.

2.	Significant accounting policies:
(a) Basis of presentation:

These unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Except as disclosed in note 22 of the Company's annual audited consolidated financial statements as at February 28, 2002, these principles do not differ materially from accounting principles generally accepted in Canada.

Healthtrac, Inc. (Formerly Virtualsellers.com, Inc.)
Consolidated Notes to Financial Statements (Unaudited) (Expressed in United States dollars)
Three months ended May 31, 2002 and 2001

2.	Significant accounting policies (continued):
(a)	Basis of presentation (continued):

These consolidated financial statements do not include all disclosures required by accounting principles generally accepted in the United States or required by Canadian generally accepted accounting principles for annual financial statements, and accordingly, these consolidated financial statements should be read in conjunction with the Company's most recent annual consolidated financial statements. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for the fair presentation of these unaudited financial statements have been made. These consolidated financial statements follow the same accounting policies and methods of application used in the Company's audited annual consolidated financial statements as at and for the year ended February 28, 2002.

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

On February 28, 2002, the Company closed its catalogue sales division. As a result, the catalogue sales division business activity represents discontinued operations to the Company. In accordance with generally accepted accounting principles in the United States, prior year figures have been reclassified in the consolidated financial statements to separately reflect the assets, liabilities, revenues and expenses under discontinued operations accounting.

(b)	Loss per share:

Loss per share has been calculated using the weighted average number of shares outstanding during the period. Diluted loss per share does not differ from basic loss per share as the impact of all outstanding convertible securities would be to reduce the loss per share.

Healthtrac, Inc. (Formerly Virtualsellers.com, Inc.)
Consolidated Notes to Financial Statements (Unaudited) (Expressed in United States dollars)
Three months ended May 31, 2002 and 2001

3.	Share capital:
	(a)	Authorized:
300,000,000 common stock without par value
150,000,000 class A preference stock without par value
150,000,000 class B preference stock without par value
	(b)	Commitments to issue common shares:

The Company has committed to issue 13,000,000 shares to former creditors under a reorganization plan. As at May 31, 2002, 10,581,455 (February 28, 2002 - 10,581,455) shares have been issued to creditors leaving an outstanding commitment to issue 2,418,545 (February 28, 2002 - 2,418,545) shares.

	(c)	Warrants:

On June 4, 2001, the Company issued 65,000 share purchase warrants which expire June 4, 2004. Each warrant entitles the holder to purchase one common share for $0.56. As at May 31, 2002, 65,000 (February 28, 2002, 65,000) of these warrants were unexercised.

On July 16, 2001, the Company issued 20,000 share purchase warrants which expire July 16, 2003. Each warrant entitles the holder to purchase one common share for $0.40. As at May 31, 2002, 20,000 (February 28, 2002, 20,000) of these warrants were unexercised.

On August 3, 2001, the Company issued 50,000 share purchase warrants to a former employee in place of 45,000 options previously granted to that employee. The warrants expire on August 3, 2003. Each warrant entitles the holder to purchase one common share for $0.24. As at May 31, 2002, 50,000 (February 28, 2002, 50,000) of these warrants were unexercised.

On January 2, 2002, the Company issued 6,000,000 share purchase warrants to the former President as part of his severance package. The warrants expire on January 2, 2007. Each warrant entitles the holder to purchase one common share for $0.10, the market price of the Company's common shares at the time of the issuance of the share purchase warrants. As at May 31, 2002, 6,000,000 (February 28, 2002, 6,000,000) of these warrants were unexercised.

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

Healthtrac, Inc. (Formerly Virtualsellers.com, Inc.)
Consolidated Notes to Financial Statements (Unaudited) (Expressed in United States dollars)
Three months ended May 31, 2002 and 2001

4.	Share capital (continued):
(d)	Stock options (continued):
The following summarizes changes in stock options since February 28, 2001:

Three months ended May 31, 2002
Shares	Weighted average exercise price

Outstanding, beginning of period	6,776,000	$ 0.14
Granted	6,000,000	0.10
Forfeited	-	-

Outstanding, end of period	12,776,000	$ 0.12

Number	Price	Expiry

Employees	350,000	0.11	March 6, 2004
Director	1,000,000	0.15	July 28, 2010
Employees	1,590,000	0.15	July 28, 2010
Directors	300,000	0.15	September 25, 2010
Employee	775,000	0.15	October 23, 2010
Directors	400,000	0.15	November 1, 2010
Employees	25,000	0.15	November 1, 2010
Employees	65,000	0.15	January 2, 2011
Directors	1,200,000	0.15	April 24, 2011
Employees	70,000	0.15	April 24, 2011
Employee	26,000	0.15	July 16, 2011
Employees	775,000	0.09	October 22, 2011
Director	200,000	0.15	November 5, 2011
Consultant	2,000,000	0.10	April 11, 2003
Employee	4,000,000	0.10	April 1, 2004

Total	12,776,000	0.12

On June 10, 2002, President and Chief Executive Officer resigned from the Company and consequently, forfeited the 3,000,000 unvested options at $0.10 (note 7(c)).

During the quarter, the expiry date was extended for 350,000 options held by former employees. No additional compensation is required to be recognized as a result of this modification.

On April 1, 2002, 2,000,000 stock options were granted to a consultant of the Company which vest in accordance with certain performance criteria and expire on April 1, 2003. No compensation was required to be recorded to May 31, 2002, for this award.

(e)	Issuance of shares for non-monetary consideration:

Shares issued for employee and director compensation, to third parties for services rendered, for settlement of debt and for the acquisition of assets or businesses are recorded based upon the market trading value of the shares at the date of the related agreements to issue the shares.

Healthtrac, Inc. (Formerly Virtualsellers.com, Inc.)
Consolidated Notes to Financial Statements (Unaudited) (Expressed in United States dollars)
Three months ended May 31, 2002 and 2001

5.			Segmented information:

The Company has three operating segments - a health promotion division (Healthtrac Corp.) - a call center division (NorthStar TeleSolutions, Inc.) and an e'commerce division. The health promotion, call center and e'commerce segments are located in the United States. Segmented information for the three months ended May 31, 2002 with comparative figures for May 31, 2001 are as follows:

Operating segments:

May 31, 2002	Health promotion segment	Call Centre segment	E'commerce segment	Total

Gross revenue	$754,151	$274,668	$56,220	$1,085,039
Corporate	-	-	-	268

	$754,151	$274,668	$56,220	$1,085,307

Segment income (loss)	$(376,305)	$5,279	$(3,834)	$(374,860)
Corporate	-	-	-	(571,198)

Income (loss) for the period	$(376,305)	$5,279	$(3,834)	$(946,058)

Segment assets	$5,499,678	$223,764	$224,852	$5,948,294
Assets of discontinued operations	-	-	-	2,097
Corporate assets	-	-	-	749,578

Total assets	$5,499,678	$223,764	$224,852	$6,699,969

Equipment additions:

Equipment	$5,382	$751	$-	$6,133
Corporate	-	-	-	1,115

	$5,382	$751	$-	$7,248

Amortization expense:

Capital assets	$5,719	$9,002	$13,101	$27,822
Intellectual property	302,442	-	-	302,442
Corporate assets	-	-	-	34,113

	$308,161	$9,002	$13,101	$364,377

Healthtrac, Inc. (Formerly Virtualsellers.com, Inc.)
Consolidated Notes to Financial Statements (Unaudited) (Expressed in United States dollars)
Three months ended May 31, 2002 and 2001

5.	Segmented information (continued):

	Operating segments (continued):

	May 31, 2001	Healthcare segment	Call Centre segment	E'Commerce segment	Total

	Gross revenue	$-	$298,823	$326,910	$625,733

	Segment loss	$-	$(65,233)	$(1,000,622)	$(1,065,855)
	Corporate	-	-	-	(543,997)

	Loss from continuing operations	$-	$(65,233)	$(1,000,622)	$(1,609,852)

	Segment assets	$-	$352,962	$4,818,589	$5,171,551
	Assets of discontinued operations	-	-	-	114,370
	Corporate assets	-	-	-	732,151

	Total assets	$-	$352,962	$4,818,589	$6,018,072

	Equipment additions:

	Equipment	$-	$45,871	$12,882	$58,753
	Corporate	-	-	-	103,166

		$-	$45,871	$12,882	$161,919

	Amortization expense:

	Equipment	$-	$17,296	$373,798	$391,094
	Corporate assets	-	-	-	9,827

		$-	$17,296	$373,798	$400,921

				2002	2001

	Call center service			$274,668	$298,823
	Healthcare:
	Book sales			301,371	-
	Programs revenue			452,778	-
	E'Commerce:
	Consulting			54,970	99,321
	Product sales			-	227,589
	Product commissions			-	-
	Licensing			1,250	-
				$1,085,037	$625,733

Healthtrac, Inc. (Formerly Virtualsellers.com, Inc.)
Consolidated Notes to Financial Statements (Unaudited) (Expressed in United States dollars)
Three months ended May 31, 2002 and 2001

6.	Non-cash transactions and supplemental disclosures:

		2002	2001
	Supplemental disclosures:
	Interest paid	$17,739	$10,757
	Taxes paid	-	-
	Issuance of shares for:
	Settlement of debt	57,163	-
	Acquisition of MedWired	-	150,000

7.	Commitment and contingencies:
	(a)	Rolling Meadows Premises:

The Company moved its e'commerce operations from Rolling Meadows, Illinois to the Greenwood, Indiana offices in October, 2001. A complaint was filed for rent and damages in the amount of $859,512. The Company's position on this proceeding is that the building has been sublet and deny that they owe the Plaintiff any money. The outcome of this complaint is currently uncertain and consequently no amounts have been accrued as at May 31, 2002.

	(b)	Globalcom:

One of the Company's former suppliers has filed a lawsuit against the Company for services rendered of $32,557 and liquidating damages of $273,618. The Company's position is that the liquidating damages claim has no merit. The outcome of this contingency is uncertain.

	(c)	Executive compensation:

On April 1, 2002, the Company entered into a two year employment agreement with the President for management services. Under the terms of the agreement, the President will receive $12,500 per month for the first six months and $25,000 per month for the remainder of the term. The President was also to receive 1,000,000 stock options on the date of the agreement, 1,000,000 stock options after six months, and 2,000,000 stock options upon meeting certain profitability criteria. The President resigned from his position on June 10, 2002 and all stock options other than the initial 1,000,000 granted were forfeited.

On April 11, 2002, the Company entered into a five year consulting agreement with the former President. Under the terms of the agreement, the former President will receive $12,500 per month for the first twelve months, $6,250 per month for the following twelve months, and $1,000 per month for the remaining term. The former President will also receive 2,000,000 stock options upon meeting certain profitability criteria. As a result of the President resigning from his position as President, Chief Executive Officer, Secretary and a member of the Board of Directors, the former President was also appointed as a Managing Director of the Company. At that time, the former President's consulting fee was increased from $12,500 per month to $25,000 per month until September 30, 2002.

Healthtrac, Inc. (Formerly Virtualsellers.com, Inc.)
Consolidated Notes to Financial Statements (Unaudited) (Expressed in United States dollars)
Three months ended May 31, 2002 and 2001

8.	Subsequent event:
Private placements:
To June 30, 2002, the Company has received $153,333 in cash proceeds from the issuance of 3,252,381 common shares.

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

All figures are in United States Dollars unless otherwise stated.

General Overview

Call Center Operations

We operate one call center through our subsidiary, NorthNet Telecommunications, Inc. doing business as NorthStar TeleSolutions. Our call center is located at 125 Airport Parkway, Greenwood, Indiana.

Our call center provides teleservices such as outbound and inbound customer support, centralized customer billing, customer sales and support, order entry, order fulfilment, bill collection, Internet-based sales and service support, as well as management reporting, database management, service scheduling and dispatch, and marketing services including database marketing, market research, and data mining. Our call center currently has the capacity for over 80 call center representatives and offers customer service support 24-hours a day, seven days a week. We provide our services for a flat monthly rate or on a per-transaction basis depending on the scope of services required.

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

Professional Services and Software Products Group

We launched our PSSP (Professional Services and Software Products) Group on March 4, 2002. Through the PSSP Group we plan to provide businesses with customized e-commerce solutions based primarily on our TAME development platform so that these businesses can retail their products and services over the Internet. PSSP will be capable of providing some of the services that were previously offered by our VirutualSellers.com operation. In this regard, PSSP is able to provide e-commerce applications, Web site development, maintenance and hosting services, customized Internet application design, deployment and project management services. We anticipate that a significant portion of the PSSP Group's revenue will be derived from our Healthtrac division and the sale and support of licenses of our TAME V software as an adjunct to Healthtrac's online product.

Healthtrac Corporation

We operate a health promotion and disease management business through our wholly-owned subsidiary Healthtrac Corporation. Healthtrac Corporation provides its products and services to health plans and self-insured employers. Its products include health risk assessment tools, participant health status reports, tailored health education tools, general health promotion information, individual programs for self-management of individual health, disease management interventions, the means of measuring and reporting results, and need and demand reduction programs.

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

- Healthtrac provides participants with other information intended to help guide their health improvement efforts through self care books. These books include:

- "Take Care of Yourself," by Donald M. Vickery, M.D. and James F. Fries, M.D.

- "Taking Care of Your Child," by Robert H. Pantell, M.D., James F. Fries, M.D., and Donald M. Vickery, M.D.

- "Living Well," by James F. Fries, M.D.

During the quarter ended May 31, 2002, we continued to concentrate on the development of our health promotion business, on the development of the Healthtrac name generally, and on our call center business. We also continued to concentrate on developing our proprietary software language, TAME, by adding many functions that were necessary to make it commercially saleable. We have achieved success in using TAME for website development, maintenance and hosting and customized Internet application design and development.

Some of our recent highlights and accomplishments include:

- our Healthtrac health risk assessment software was effectively redesigned and implemented;

- Healthtrac Corporation (our health promotion subsidiary) renewed service agreements with 90% of its client base;

- Healthtrac announced that its Web-based health risk assessment is complete and available to clients;

- Healthtrac Corporation entered into a license agreement HealthAnswers Inc. which will allow Healthtrac to include its information related online content on its Web site, www.myhealthtrac.com.; and

- our Professional Services and Software Products (PSSP) group entered into an agreement to provide TAME V applications and e-commerce solutions to The Beanstalk Group.

Call Center Operations

During the quarter, sales at Northstar decreased 8.0% over the same quarter a year ago. In the past, we provided services to a limited number of cable television operators and internet service providers in the United States. We have expanded the scope of our call center operations and now service over 50,000 homes with cable and broadband services, and handle approximately 35,000 transactions per month and 12,000 calls per month.

E-commerce (Professional Services and Software Products)

Through our Professional Services and Software Products (PSSP) group, we build, maintain and host e-commerce capable Web sites, including customized Internet design, development, deployment and project management services. Using these capabilities, our PSSP Group is in a position to help business clients develop an online selling presence. PSSP uses our proprietary programming software language, TAME, to deliver these end-to-end e-commerce solutions.

TAME V is available for Internet Service Providers (ISPs), Web developers and networking programmers.

Health Promotion and Disease Management Operations

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

Results of Operations

Three Months Ended May 31, 2002 Compared to Three Months Ended May 31, 2001

Revenues for the three months ended May 31, 2002 ("First Quarter 2003") of $1,085,307 increased $459,574, an increase of 73% from revenues of $625,733 for the three months ended May 31, 2001 ("First Quarter 2002"). The increase in revenues in First Quarter 2003 over First Quarter 2002 is primarily due to the health promotion segment, which we acquired in the second quarter of fiscal 2002.

At the call center, the quarter revenues decreased $24,155 to $274,668 compared to $298,823 for First Quarter 2002. The call center generates revenue providing transaction processing and backroom services including inbound and outbound telemarketing, customer and technical support, customer order entry, centralized billing and collection, order fulfilment, customer dispatch functions and other related services. The decrease in revenues from First Quarter 2002 is due to the closing of the VirtualSeller.com e-commerce division, which reduced revenue for the call center by $120,906 due to substantial credit memos due to clients. Revenue from the call center's primary customer management business increased slightly as the growth in new business more than offset the loss due to losing a few small clients that were lost as a result of the acquisition of our new health promotion business.

Healthtrac Corporation earned revenues of $754,151 for First Quarter 2003. Healthtrac Corporation generates revenues by providing health promotion and disease management services to self-funded employers and health insurance plans. Healthtrac Corporation was purchased on August 3, 2001, therefore there is no comparative financial information for First Quarter 2002.

The PSSP segment earned revenues of $56,220 for First Quarter 2003 compared to revenues from First Quarter 2002 of $326,910. The revenues are generated from the e-commerce website development, maintenance and hosting services to businesses. The decrease of $270,690 in revenues is principally due to the fact that we ceased to provide some of the services that our VirtualSellers.com operation previously provided, resulting in fewer contracts and downsizing.

Direct product costs in First Quarter 2003 were $371,453, compared to direct costs of $209,367 in First Quarter 2002, an increase of $162,086. The call center division primarily sells services and thus has no direct product costs. The increase in direct product costs is due to our acquisition of Healthtrac Corporation.

Selling, general and administrative expenses decreased to $1,304,350 from $1,616,142 in First Quarter 2003, a decrease of $391,792. Selling, general and administrative expenses at the call center division decreased from $346,094 to $260,387. The decrease is due to streamlining processes and procedures to reduce the number of people that we employ. Selling general and administrative expenses at the E'Commerce PSSP division decreased from $744,363 to $25,769 in First Quarter 2003, consisting primarily of payroll costs. This decrease is primarily due to the shutdown of our Sullivan Park operation. The Health promotion segment incurred $484,229 of selling, general and administrative expenses during the First Quarter 2003 primarily consisting of payroll, rent and consulting fees. As the health promotion segment was acquired during Second Quarter 2001 there are no comparable figures for selling, general and administrative for this segment. Corporate general and administrative expenses decreased from $583,353 in First Quarter 2002 to $533,965 in First Quarter 2003 due to decreases in payroll, marketing and consulting fees.

Depreciation and amortization decreased from $400,921 to $364,377, a decrease of $36,544 or 9%. The decrease is due to the write-down of goodwill and fixed assets during the second quarter of fiscal 2002, offset by the increase in amortization of intellectual property that arose from the acquisition of our Healthtrac subsidiary.

Other income (expense) increased from expense of $9,155 in First Quarter 2002 to income of $8,815 in First Quarter 2003, an increase of $17,970.

For First Quarter 2003, we recognized a loss of $946,058 or $0.01 per share, compared to a loss of $1,649,873 or $0.01 per share for First Quarter 2002. The decrease in the loss is due to the factors explained above.

Liquidity and Capital Resources

As at May 31, 2002, we had a net working capital deficiency of $2,097,844 and cash resources of $295,856.

During First Quarter 2003, we used $175,638 in cash to fund operations, used $7,248 in cash to fund investing activities which consisted solely of capital asset additions and received $195,083 in cash from financing activities for a net increase in cash of $12,197.

We have historically funded operations through the issuance of our common shares. We expect to fund future operations and investments through the issuance of common shares. We estimate our cash requirements for capital asset additions for the remainder of fiscal 2003 to be approximately $225,000. We also estimate that cash flow from operations will be negative for the remainder of fiscal 2003, and thus, will require additional financing in order to continue operations. We estimate that further cash requirements of approximately $1,125,000 will be required to fund operations. There is no guarantee that we will be able to obtain the additional cash resources or if available, resources can be obtained at reasonable terms. If the Company is unable to obtain sufficient funds for operations, it will be required to reduce operations or liquidate assets. Management believes that the additional cash resources will be available from private placements.

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

The consolidated financial statements have been prepared on the going concern basis, which assumes that our company will be able to realize its assets and discharge its obligations in the normal course of business. If we were not to continue as a going concern, we would likely not be able to realize on our assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the consolidated financial statements. We incurred a loss for the period of $946,058, used $175,638 in cash to fund operations for the period ended May 31, 2002. For the year ended February 28, 2003, our management is projecting that we will require $1,800,000 to fund operations and capital asset acquisitions, that we will raise $3,000,000 from financing activities and that it will cost us approximately $390,000 to raise this financing. Management expects to use funds raised for operations and to expand our marketing and operations capacity. There can be no assurance that management's projections will be achieved.

Our Company's management has estimated the useful life of the intellectual property that was acquired through the acquisition of Healthtrac as being five years. We have yet to realize profits from this acquisition and may not be able to realize these assets in the normal course of operations over the next five years. In estimating the fair value of intellectual property, our company's management estimates their value at the segment level. The fair value of the definite life intangible will be impacted by general economic conditions, demand for the segment's services and other factors. To the extent that fair value is reduced in future periods, we may be required to record an impairment charge against the carrying value of the intellectual property.

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

RISK FACTORS

FORWARD LOOKING STATEMENTS

Much of the information included in this quarterly report on Form 10-Q includes or is based upon estimates, projections or other "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are subject to the "safe harbor" created by those sections. When used in this document, the words "expects", "anticipates", "intends", "plans" and similar expressions are intended to identify forward-looking statements. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Such estimates, projections or other "forward-looking statements" involve various risks and uncertainties as outlined below and those discussed in our Form 10-K Annual Report for the year ended February 28, 2002. The cautionary statements made in this document and in our Form 10-K Annual Report should be read as being applicable to all related forward-looking statements wherever they appear in this document. We caution the readers that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward-looking statements". Readers should carefully consider the following factors in evaluating our company, our business and any investment in our company:

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

We Have A History Of Losses And Expect To Continue To Incur Significant Operating Losses And Negative Cash Flow, And We May Never Be Profitable.

We have incurred substantial net losses and have a substantial net operating loss carryover. A significant component of these losses were incurred in operations which we no longer operate but we have spent significant funds to develop our current business divisions, procure hardware, software and networking products and develop our operations, research and development and sales and marketing operations. We have continued to incur losses since entering the transaction processing/customer service and Internet software and development business. For the three-month period ended May 31, 2002, we incurred losses of $946,058. As of May 31, 2002, we had an accumulated deficit of $118,019,382. We have incurred significant operating losses and have not achieved profitability. While we feel confident that we can secure additional funds through private placement financing and successfully carry out our business plan, there can be no assurance that we will accomplish these tasks and achieve profitability. If we cannot successfully carry out our business plan, then our continuing business operations would be adversely affected.

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

We Have Grown Very Rapidly And Our Ability To Achieve Profitability Will Suffer If We Fail To Manage Our Growth.

We have rapidly expanded our business during the transition to becoming a health promotion/customer service and Internet software and development company, although we have decreased our number of employees from 79 at February 28, 2001 to 52 at February 28, 2002. As at May 31, 2002, we had 50 employees. We have completed several acquisitions of businesses which we now operate.

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

Our success is dependent upon achieving significant market acceptance of our products and services by employers, healthcare organizations, physicians, healthcare professionals and, now that we have adapted the Healthtrac products for use on the Internet, Internet consumers. We cannot guarantee that employers, healthcare organizations, medical professionals or Internet consumers will accept Healthtrac, or even the Internet, as a replacement for traditional sources of healthcare information. Market acceptance of our products and services depends upon continued growth in the use of the Internet generally and, in particular, as a source of healthcare information services for medical professionals and consumers. The Internet may not prove to be a viable channel for these services because of inadequate development of necessary infrastructure, such as reliable network backbones, or complementary services, such as high-speed modems and security procedures for the transmission of confidential and private healthcare information, the implementation of competitive technologies, government regulation or other reasons. Failure to achieve and maintain market acceptance would seriously harm our business.

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

Our Call Center Growth Is Dependent Upon The Trend Toward Outsourcing And Any Significant Change In This Trend Could Have A Materially Adverse Effect On Our Company.

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

Most Of Our Agreements For Call Center Services Are Short Term And Our Financial Performance Could Be Damaged By A Significant Number Of Terminations Or Non-Renewals.

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

Our success depends in large part on our intellectual property, including our proprietary software technology. We currently rely on a combination of copyright, trademark, trade secret and other laws and restrictions on disclosure to protect our intellectual property rights. We currently hold the Internet domain names "www.virtualsellers.com", "www.Healthtrac.com" and "www.MyHealthtrac.com" as well as various other related names, and we use "Healthtrac" and "TAME" as tradenames. Domain names generally are regulated by Internet regulatory bodies and are subject to change and may be superseded, in some cases, by the laws, rules and regulations governing the registration of tradenames and trademarks with the United States Patent and Trademark Office and certain other common law rights. In the event that the domain registrars are changed, new ones are created or we are deemed to be infringing upon another's tradename or trademark, we could be unable to prevent third parties from acquiring or using, as the case may be, our domain name, tradenames or trademarks which could adversely affect our brand name and other proprietary rights. These legal protections afford only limited protection, and our means of protecting our proprietary rights may not be adequate.

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

Laws and regulations governing Internet services, related communications services and information technologies and electronic commerce are beginning to emerge but remain largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws, such as those governing intellectual property, privacy, libel, telecommunications and taxation, apply to the Internet and to related services such as ours. Uncertainty and new laws and regulations, as well as the application of existing laws to the Internet, could limit our ability to operate in these markets, expose us to compliance costs and substantial liability and result in costly and time consuming litigation. The international nature of the Internet and the possibility that we may be subject to conflicting laws of, or the exercise of jurisdiction by, different countries may make it difficult or impossible to comply with all the laws that may govern our activities. Furthermore, the laws and regulations relating to the liability of online service providers for information carried on or disseminated through their networks is currently unsettled.

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

The Effect of The Health Insurance Portability and Accountability Act of 1996 (HIPAA) On Our Business Is Difficult to Predict And Its Implementation May Cause Unexpected Problems

Although we believe that we are in a position to comply with HIPAA, we are continuing to develop our HIPAA-ready solutions and our business strategy for marketing those solutions and services. Changes in compliance deadlines or in other aspects of the HIPAA regulations may cause us to make changes to our strategy or require us to develop different solutions. The effect of HIPAA on our business is difficult to predict and there can be no assurances that we will adequately address the business risks created by HIPAA and its implementation or that we will be able to take advantage of any resulting business opportunities. In addition, we are unable to predict what changes to the HIPAA regulations will be made in the future or how those changes could affect our business.

The extension of the deadline for complying with the HIPAA transaction standards will cause us to have a longer period of time in which we must accommodate our customers' varying states of readiness to test new systems and move to the new standards. There can be no assurance that we will be able to meet our deadlines or those of our customers.

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

Our Stock Price Is Extremely Volatile

The trading price of our common shares has been, and in the future is expected to be, volatile and we expect to experience further market fluctuations as a result of a number of factors. These factors include, but are not limited to, current and anticipated results of operations as well as changes in our business, operations or financial results, the timing of sales of common shares by our shareholders, prospects of general market and economic conditions and other factors.

Our Common Stock Is Traded On The Over-the-Counter Bulletin Board And As A Result, It May Be More Difficult To Dispose Of Or To Obtain Adequate Quotations As To The Prices Of Our Common Stock.

Our common stock is quoted on the OTC Bulletin Board and is thinly traded. In the past, our trading price has fluctuated widely, depending on many factors that may have little to do with our operations or business prospects. In addition, the OTC Bulletin Board is not an exchange and, because trading of the securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on an exchange of the Nasdaq Stock Market, Inc., you may have difficulty reselling any of the shares your purchase from the selling stockholders.

Our common shares are currently traded on the OTC Bulletin Board and are not listed for trading on the NASDAQ system. A company must meet certain quantitative criteria relating to its total assets, its capital and the trading prices of its securities to be included on the NASDAQ system. In addition, the NASDAQ staff may consider other factors, such as our company's management and the circumstances surrounding our company's operations, when determining whether to approve a company's application for inclusion in the NASDAQ system. We cannot guarantee that we will ever be listed on NASDAQ or any other stock exchange or automated quotation system. As a result, it may be more difficult to dispose of, or to obtain adequate quotations as to the prices of, our common stock.

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

We May Not Be Able To Obtain The Additional Financing Necessary To Grow Our Business.

In order to grow our business and finance future acquisitions, we will require additional financing. We currently have a working capital deficiency of $2,097,844. As of May 31, 2002, our accumulated deficit was $118,019,382. Furthermore, we have experienced negative cash flows during each of the last three years of operations. We have historically depended upon capital infusion from the issuance of long term debt and equity securities to provide the cash needed to fund operations. Our ability to continue in business depends upon our continued ability to obtain significant financing from external sources. We are currently raising additional funds through the sale of additional equity. If this additional capital were raised through borrowing or other debt financing, we would incur substantial additional interest expense. Sales of additional equity securities, through a traditional underwritten offering, would dilute, on a pro rata basis, the percentage ownership of all holders of common shares. There can be no assurance that any such financing would be available upon terms and conditions acceptable to us, if at all. The inability to obtain additional financing in a sufficient amount when needed and upon acceptable terms and conditions could have a material adverse effect upon our company and our revenue growth may be adversely affected. If adequate funds are not available on acceptable terms when needed, we may be required to delay, scale-back or eliminate marketing of one or more of our products or development programs or obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates or potential products that we would not otherwise relinquish. Inadequate funding also could impair our ability to compete in the marketplace and could result in our dissolution.

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

Grants Of Stock Options, Warrants And Further Issuances Of Our Common Shares Will Result In Dilution To Our Current And Future Shareholders

The grant and exercise of warrants or stock options would likely result in a dilution of the value of the common shares. Moreover, we may seek authorization to increase the number of our authorized common shares and to sell additional securities and/or rights to purchase such securities at any time in the future. Dilution of the value of the common shares would likely result from such sales.

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

We Do Not Expect To Pay Any Dividends In The Foreseeable Future

We have never paid a cash dividend on our common shares and do not expect to pay dividends in the foreseeable future.

ITEM 3 Quantitative and Qualitative Disclosure about Market Risk

We do not utilize derivative instruments to manage market related risks. We do not have any long-term debt instruments so our company is not subject to market related risks such as interest or foreign exchange on long-term debt. All of our operations are conducted in the United States.

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

Our company and management believe that this lawsuit has no merit. At a hearing held in this lawsuit on July 13, 2001, the Judge in this case struck the Plaintiff's Complaint because it was insufficient in both substance and form. A Complaint is the formal name of the document in which a plaintiff states his claim - a plaintiff without a Complaint has no claim for the court to adjudicate. The Judge gave the Plaintiff in this lawsuit permission to file an amended Complaint if he did so by August 10, 2001. On August 10, 2001, the Plaintiff asked the Judge for an extension of time in which to file the amended Complaint and the court granted the Plaintiff an extension until September 7, 2001. The Plaintiff, without notice to us or our attorneys, filed an amended Complaint on September 7, 2001. We believe that the amended Complaint was without merit and we filed a motion asking that it be dismissed. On May 17, 2002, this case was dismissed for want of prosecution.

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

Pursuant to a Loan and Pledge Agreement dated July 26, 2001, among our company, Strategic Investments Management SA and Dennis Sinclair, as Pledgor, Strategic Investments agreed to loan $100,000 to our company. As evidence of the loan our company executed and delivered to Strategic Investments a six-month negotiable promissory note and Dennis Sinclair, one of our directors, pledged an aggregate of 300,000 of his common shares of our company as security for the obligations to repay the promissory note. As repayment was not made on the maturity date of the loan, Strategic Investments exercised its rights pursuant to the default provisions of the Loan and Pledge Agreement. Strategic Investments executed upon the collateral posted for the loan and received $34,360.30 for the 300,000 shares, leaving a balance due and owing, before the imposition of interest before and after default, of $65,639.70. By letter dated March 5, 2002, the parties agreed upon a settlement whereby we would (1) deliver a Consent Judgment for the full amount of the loan; (2) deliver an initial payment of $5,639.70 on or before March 20, 2002 together with a promise to pay $5,000 per month during each of the following twelve months; and (3) if payment is made in full, then Strategic Investments will return the Consent Judgment and forgive the interest, and any claim against Dennis Sinclair. We delivered an initial payment of $11,279.40 on or about April 20, 2002 representing the initial payment of $5,639.70 and the next monthly payments of $5,000 for May and June.

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

On November 9, 2001, Globalcom, Inc. filed a lawsuit against our company in the Circuit Court of Cook County, Illinois, County Department, Chancery Division (Case No. 01 L 014565), claiming that they had provided telecommunications services to our company under a written three year contract and that we were in default of that contract for non-payment of sums due. In this lawsuit, Globalcom, Inc. is claiming that we owe them $32,556.73 in damages and $273,617.68 in liquidated damages (the liquidated damage claim is for the balance of the monthly service charges that would have been paid if the contract had remained in effect for the full term). We believe that the liquidated damages claim is an unenforceable penalty and we have filed a motion to have this part of the claim dismissed on this ground. This motion was scheduled to be heard on July 9, 2002 but is now being reset to a new date to be determined. We dispute the claims made in the lawsuit and we intend to offer a vigorous defence.

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

Other than as set forth above, to our knowledge no other lawsuits were commenced against us during the period ended May 31, 2002, nor did we commence any lawsuits during the same period.

ITEM 2 Changes in Securities and Use of Proceedings

Recent Sales of Unregistered Securities

During the quarter ended May 31, 2002, we issued the following securities, none of which were registered under the Securities Act of 1933:

On March 28, 2002, we issued 250,000 common shares at a price of $0.10 per share to an investor, who we had reasonable grounds to believe was an accredited investor, capable of evaluating the merits and risks of this investment, and who acquired the shares for investment purposes. The transaction was private in nature, and the shares were issued in reliance upon Section 4(2) and/or Rule 506 promulgated under the Securities Act of 1933.

On March 28, 2002, we issued 500,000 common shares at a price of $0.05 per share to an investor, who we had reasonable grounds to believe was an accredited investor, capable of evaluating the merits and risks of this investment, and who acquired the shares for investment purposes. The transaction was private in nature, and the shares were issued in reliance upon Section 4(2) and/or Rule 506 promulgated under the Securities Act of 1933.

On March 28, 2002, we issued an aggregate of 3,214,286 common shares at a price of $0.035 per share to three investors, who we had reasonable grounds to believe were accredited investors, capable of evaluating the merits and risks of this investment, and who acquired the shares for investment purposes. The transaction was private in nature, and the shares were issued in reliance upon Section 4(2) and/or Rule 506 promulgated under the Securities Act of 1933.

On April 1, 2002, we granted an aggregate of 4,000,000 stock options to one (1) of our directors and officers. 1,000,000 of these stock options vested upon execution of the employment agreement between our company and the officer and director. An additional 1,000,000 of these stock options were to vest after the officer and director completed six months of employment with our company and the remaining 2,000,000 stock options were to vest when and if our company achieves certain profitability criteria (but only if this officer and director was then still employed by our company), but the aggregate of these 3,000,000 stock options will never vest because this officer and director resigned before the six-month anniversary of his employment date. The 1,000,000 stock options that did vest are exercisable at a price of $0.10 per share and expire on April 1, 2004. The options were granted in reliance upon Section 4(2) and/or Rule 506 promulgated under the Securities Act of 1933.

On April 9, 2002, we issued 875,000 common shares at a price of $0.035 per share to an investor, who we had reasonable grounds to believe was an accredited investor, capable of evaluating the merits and risks of this investment, and who acquired the shares for investment purposes. The transaction was private in nature, and the shares were issued in reliance upon Section 4(2) and/or Rule 506 promulgated under the Securities Act of 1933.

On April 9, 2002, we issued an aggregate of 2,500,000 common shares at a price of $0.05 per share to three investors, who we had reasonable grounds to believe were accredited investors, capable of evaluating the merits and risks of this investment, and who acquired the shares for investment purposes. The transaction was private in nature, and the shares were issued in reliance upon Section 4(2) and/or Rule 506 promulgated under the Securities Act of 1933.

On April 11, 2002, we granted an aggregate of 2,000,000 stock options to one (1) of our directors. The stock options will vest, if at all, if and when our company achieves certain profitability criteria, are exercisable at a price of $0.10 per share and expire on April 11, 2012. The options were granted in reliance upon Section 4(2) and/or Rule 506 promulgated under the Securities Act of 1933.

On April 16, 2002, we issued 1,000,000 common shares at a price of $0.05 per share to one of our directors and officers, pursuant to the terms of his Employment Agreement. The transaction was private in nature, and the shares were issued in reliance upon Section 4(2) and/or Rule 506 promulgated under the Securities Act of 1933.

On May 9, 2002, we issued an aggregate of 2,928,571 common shares at a price of $0.035 per share to two investors, who we had reasonable grounds to believe were accredited investors, capable of evaluating the merits and risks of this investment, and who acquired the shares for investment purposes. The transaction was private in nature, and the shares were issued in reliance upon Section 4(2) and/or Rule 506 promulgated under the Securities Act of 1933.

On May 9, 2002, we issued an aggregate of 1,000,000 common shares at a price of $0.05 per share to two investors, who we had reasonable grounds to believe were accredited investors, capable of evaluating the merits and risks of this investment, and who acquired the shares for investment purposes. The transaction was private in nature, and the shares were issued in reliance upon Section 4(2) and/or Rule 506 promulgated under the Securities Act of 1933.

ITEM 3 Defaults Upon Senior Securities

Not applicable.

ITEM 4 Submission of Matters To A Vote Of Security Holders

None.

ITEM 5 Other Information

Dr. Dennis Sinclair

On November 9, 2001, we entered into a Letter Agreement with Dr. Dennis Sinclair, then our chief executive officer and the Chairman of our board of directors, in which Dr. Sinclair agreed to resign all of his positions with our company and any of our subsidiaries in exchange for our agreement to issue to him 1,018,181 shares of our common stock in lieu of back salary we owed him for the period up to November 9, 2001, and an additional 1,000,000 shares of our common stock, and a share purchase warrant, in lieu of any obligation we might have to pay him termination compensation, entitling him to purchase up to 6,000,000 of our common shares at a purchase price of $0.10 per share for a period of five years from the date of issue of the warrant. On December 6, 2001, because we did not have a successor for Dr. Sinclair, we signed an amendment of his termination agreement extending the effective date of his resignation to a date upon which our board of directors identified and appointed a successor chief executive officer for our company, which occurred on April 10, 2002, the date we appointed Tom Kalebic to be the new President and Chief Executive Officer of our company.

On April 11, 2002, we entered into a Consulting Agreement with Dr. Sinclair, our former President and Chief Executive Officer (but who remained a member of our Board of Directors), pursuant to which Dr. Sinclair has agreed to help us develop a strategy and business plan and to assist us in developing our business. As compensation for his services, we agreed to pay Dr. Sinclair a consulting fee equal to $12,500 per month for the first year of the term of the Consulting Agreement, $6,500 per month for the second year and $1,000 per month plus the cost of health insurance for Dr. Sinclair and his spouse from the second anniversary of the Consulting Agreement until the earlier of June 22, 2007 or his death. We also agreed to grant Dr. Sinclair options to purchase 2,000,000 common shares in the capital of our company at an exercise price of $0.10 per share, which options will vest, if at all, if and when our company achieves certain profitability criteria during the first year of the term of the Consulting Agreement. The Consulting Agreement will expire on June 22, 2007.

When Thomas Kalebic resigned from his offices of President, Chief Executive Officer and Secretary of our company and resigned from his seat on our Board of Directors on June 10, 2002, we appointed Dr. Sinclair as the Managing Director of our company and agreed to increase his consulting fee to $25,000 per month until September 30, 2002.

If we terminate the Consulting Agreement for cause, Dr. Sinclair is entitled to receive all sums due and payable under the Consulting Agreement to the date of termination for cause. We are not entitled to terminate the Consulting Agreement without cause.

Thomas V. Kalebic

On April 11, 2002, we entered into an Employment Agreement with Thomas V. Kalebic in which he agreed to act as our current President and Chief Executive Officer for a two year term. During the first six months of his employment, Mr. Kalebic was to be paid a monthly salary of $12,500. On the six month anniversary of his employment, Mr. Kalebic's salary was to increase to $25,000 per month for the balance of the two year term. The employment agreement also provided that Mr. Kalebic would receive, pursuant to a separate stock option agreement, options to purchase 4,000,000 shares of our common stock. 1,000,000 of these stock options vested upon execution of the employment agreement; an additional 1,000,000 of these stock options were to vest after Mr. Kalebic completed six months of employment with our company and the remaining 2,000,000 stock options were to vest when and if our company achieved certain profitability criteria during the first year of the term of the Consulting Agreement. As Mr. Kalebic resigned from all of his positions with our Company on June 10, 2002, only the first 1,000,000 of these stock options vested. Pursuant to the terms of his Stock Option Agreement and his employment agreement, these 1,000,000 stock options will expire on July 10, 2004. Also pursuant to the Employment Agreement, Mr. Kalebic agreed to purchase from our company 1,000,000 common shares in our capital at a price of $0.05 per share.

Mr. Kalebic resigned from his offices of President, Chief Executive Officer and Secretary and from his seat on our board of directors on June 10, 2002, although he will continue to work as a consultant to our company until July 10, 2002 for a consulting fee equal to the monthly salary that he would have received during that one month period had he not resigned.

On March 25, 2002, Mark Bartlett resigned from his position as one of our directors.

ITEM 6 Exhibits and Reports on Form 8-K

Reports on Form 8-K

On April 11, 2002, we filed a Form 8-K Current Report with respect to the April 10, 2002 appointment of Thomas V. Kalebic to our Board of Directors and to the offices of President and Chief Executive Officer of our company, in place of Dr. Dennis Sinclair, who was appointed Chairman of the Board. This Form 8-K Current Report also reported that Dr. Sinclair will continue to provide services to our company pursuant to a consulting agreement dated April 11, 2002.

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

3.4 Certificate of Amendment, dated December 22, 1995

3.5 Certificate of Amendment, dated March 23, 1999

3.6 Certificate of Amendment, dated May 31, 1999

3.7 Certificate of Amendment, dated July 18, 1997

3.8 By-laws

10 Material Contracts

10.1 Amending Agreement between Healthtrac, Inc. and Dennis Sinclair, dated April 11, 2002 (incorporated by reference from our Form 10-K Annual Report filed on June 13, 2002)

10.2 Agreement between Healthtrac, Inc. and Thomas V. Kalebic, dated April 11, 2002 (incorporated by reference from our Form 10-K Annual Report filed on June 13, 2002).

(21) Subsidiaries

21.1 Canadian-American Communications Inc.

21.2 Canadian Northstar Transmission Systems Ltd.

21.3 Preferred Telemanagement Inc. (formerly Suncom Telemanagement Inc.)

21.4 CAM-NET Cellular Inc. (formerly Direct Advantage, Inc. and Invoice Reduction Services, Inc.

21.5 NorthNet Telecommunications Inc. (d.b.a. NorthStar Telesolutions)

21.6 eCommerce Solutions Inc. (d.b.a. Professional Services and Software Products group)

21.7 Healthtrac Corporation

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, Healthtrac, Inc. has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTHTRAC, INC.

By: /s/ Dennis Sinclair
Dennis Sinclair,
Acting Managing Director/Chairman
Date: July 12, 2002

By: /s/ Ray Mol
Ray Mol/Director
Date: July 12, 2002

By: /s/ Dr. Robert Baker
Dr. Robert Baker/Director
Date: July 12, 2002

By: /s/ Pierre Prefontaine
Pierre Prefontaine
Date: July 12, 2002