Form 10-Q
period 2002-08-31
HEALTHTRAC INC
filed 2002-10-22
CIK 790948

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2002 or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to ____________________

Commission File Number: 000-14356

                                HEALTHTRAC, INC.
             (Exact name of registrant as specified in its charter)

                                     Canada
         (State or other jurisdiction of incorporation or organization)

                                   911353658
                      (I.R.S Employer Identification No.)

                  539 Middlefield Road, Redwood City, CA 94063
             (Address of principal executive offices and Zip Code)

                                  650-839-5500
              (Registrant's telephone number, including area code)

                            VirtualSellers.com, Inc.
           Suite 1000 - 120 North LaSalle Street, Chicago, IL, 60602
        (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

As of October 4, 2002, there were 218,804,251 shares of the Registrant's common shares issued and outstanding.

                      Consolidated Financial Statements
                      (Expressed in United States dollars)

                      HEALTHTRAC, INC.
                      (Formerly Virtualsellers.com, Inc.)

                      Three months ended August 31, 2002 and 2001 Six months ended August 31, 2002 and 2001

                      (Unaudited)

HEALTHTRAC, INC.
(Formerly Virtualsellers.com, Inc.)

Consolidated Balance Sheets
(Unaudited)
(Expressed in United States dollars)

=========================================================================================================
                                                                            August 31,       February 28,
                                                                                 2002                2002
---------------------------------------------------------------------------------------------------------
                                                                           (unaudited)
Assets

Current assets:
        Cash and cash equivalents                                        $     105,920      $     283,659
        Accounts receivable, net of allowance of $13,314
           (February 28, 2002 - $235,847)                                      153,389            300,262
        Employee receivable                                                     29,917             29,917
        Inventories                                                             41,597             49,378
        Prepaid expenses and deposits                                          232,955            285,474
        Assets of discontinued operations                                        2,097              2,097
        -------------------------------------------------------------------------------------------------
        Total current assets                                                   565,875            950,787

Capital assets                                                                 360,254            914,955
Intellectual property, net of $1,310,579 accumulated
   amortization (February 28, 2002 - $705,695)                               4,738,239          5,343,123
---------------------------------------------------------------------------------------------------------

Total assets                                                             $   5,664,368      $   7,208,865
=========================================================================================================

Liabilities and Stockholders' Equity

Current liabilities:
        Accounts payable                                                 $   1,579,524      $   1,665,946
        Accrued liabilities                                                    802,419            483,737
        Deferred revenue                                                       347,032            456,025
        Notes payable                                                          183,720            150,000
        Deposit                                                                 53,299                 --
        Current portion of obligations under capital lease                      30,000             43,129
        Liabilities of discontinued operations                                  20,519             20,519
        -------------------------------------------------------------------------------------------------
        Total current liabilities                                            3,016,513          2,819,356

Obligations under capital lease                                                 43,762             23,176

Stockholders' equity:
        Common shares, no par value (note 3):
             Authorized: 300,000,000 common shares
             Issued and outstanding: 217,654,251 shares (199,034,013
               shares at February 28, 2002)                                121,483,569        120,685,444
        Shares to be issued                                                    315,751            754,213
        Accumulated deficit                                               (119,195,227)      (117,073,324)
        -------------------------------------------------------------------------------------------------
        Total stockholders' equity                                           2,604,093          4,366,333
---------------------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                               $   5,664,368      $   7,208,865
=========================================================================================================

Future operations (note 1)
Commitment and contingencies (note 7)
Subsequent events (note 8)

See accompanying notes to consolidated financial statements.

Approved on behalf of the Board:

"Judy Holland"        Director         "Raymond Mol"        Director
---------------------                  --------------------

HEALTHTRAC, INC.
(Formerly Virtualsellers.com, Inc.)

Consolidated Statements of Operations
(Unaudited)
(Expressed in United States dollars)

===================================================================================================================
                                                     Three months ended                  Six months ended
                                                         August 31,                          August 31,
                                             --------------------------------      --------------------------------
                                                      2002               2001               2002               2001
-------------------------------------------------------------------------------------------------------------------
Revenue                                      $     811,684      $     778,176      $   1,896,991      $   1,292,557

Costs and expenses:
        Direct costs                                76,336            241,868            447,789            451,238
        Selling, general and
          administrative expenses                1,169,984          2,052,408          2,474,334          3,668,548
        Amortization                               367,601            229,289            731,978            630,210
        Write down of equipment                    481,663          1,330,000            481,663          1,330,000
        Impairment provision for
          goodwill                                      --          1,522,758                 --          1,522,758
        -----------------------------------------------------------------------------------------------------------
                                                 2,095,584          5,376,323          4,135,764          7,602,754
-------------------------------------------------------------------------------------------------------------------

Loss before the undernoted items                 1,283,900          4,598,147          2,238,773          6,310,197

Other expenses (income):
        Interest revenue                              (450)            (1,633)              (450)            (5,370)
        Lawsuit settlement                              --            (96,528)                --            (96,528)
        Forgiveness of debt                       (116,420)                --           (116,420)                --
        Miscellaneous                                8,815            (14,560)                --             (1,668)
        -----------------------------------------------------------------------------------------------------------
                                                  (108,055)          (112,721)          (116,870)          (103,566)
-------------------------------------------------------------------------------------------------------------------

Loss from continuing operations                  1,175,845          4,485,426          2,121,903          6,206,631
-------------------------------------------------------------------------------------------------------------------

Loss from discontinued operations                       --            123,520                 --            163,540
-------------------------------------------------------------------------------------------------------------------

Loss for the period                          $   1,175,845      $   4,608,946      $   2,121,903      $   6,370,171
===================================================================================================================
Basic and diluted loss per common share:
        Continuing operations                $        0.01      $        0.03      $        0.01      $        0.05
        Discontinued operations                         --                 --                 --                 --
-------------------------------------------------------------------------------------------------------------------

                                             $        0.01      $        0.03      $        0.01      $        0.05
===================================================================================================================

Weighted average number of shares
  outstanding, basic and diluted
  loss per share                               215,018,640        136,173,813        210,073,299        132,028,217

===================================================================================================================

See accompanying notes to consolidated financial statements.

HEALTHTRAC, INC.
(Formerly Virtualsellers.com, Inc.)

Consolidated Statements of Stockholders' Equity
(Expressed in United States dollars)


===================================================================================================================
                                                  Common
                                                  Shares
                                             ------------------------------
                                                                   Assigned        Shares to         Accumulated
                                                  Number              Value        be issued             deficit           Total
--------------------------------------------------------------------------------------------------------------------------------
Balance, February 28, 2001                   127,834,749      $ 107,521,482      $ 4,705,000      $(107,156,515)     $ 5,069,967

Shares issued during the year:
     Exercise of CCAA warrants                   732,433                 --               --                 --               --
     Issued for acquisition of Sullivan
       Park                                    6,500,000          2,210,000       (2,700,000)                --         (490,000)
     Shares issued and to be issued for
        acquistion of Healthtrac              13,212,976          4,492,412          107,588                 --        4,600,000
     Issued on acquisition of Med Wire
        assets                                   241,935            150,000               --                 --          150,000
     Issued on acquisition of specific
        assets of Healthscape                    631,579            240,000               --                 --          240,000
     Shares issued for cash received
        pursuant to private placements        42,985,717          4,744,125       (2,005,000)                --        2,739,125
     Shares to be issued for settlement
        of debt                                       --                 --            6,000                 --            6,000
     Shares issued for settlement of
       debt                                    3,716,090            971,767               --                 --          971,767
     Shares issued for services                1,425,777            123,658               --                 --          123,658
     Shares issued for employees' and
        directors' compensation                1,018,181            566,000               --                 --          566,000
     Shares issued for severance pay           1,000,000            100,000               --                 --          100,000
     Shares returned to treasury and
        cancelled                               (265,424)                --               --                 --               --
     Shares to be issued for cash
     received
        pursuant to private placements                --                 --          640,625                 --          640,625
     Share issue costs                                --            (24,000)              --                 --          (24,000)
     Subscription receivable                          --           (410,000)              --                 --         (410,000)
     Loss for the year                                --                 --               --         (9,916,809)      (9,916,809)
--------------------------------------------------------------------------------------------------------------------------------

Balance, February 28, 2002                   199,034,013        120,685,444          754,213       (117,073,324)       4,366,333

Shares issued during the period:
     Shares to be issued for settlement
       of debt                                        --                 --           57,163                 --           57,163
     Shares to be issued for cash
       received pursuant to private
       placements                                     --                 --           15,000                 --           15,000
     Shares issued for cash received
       pursuant to private placements         17,620,238            745,625         (510,625)                --          235,000
     Shares issued for employee
       compensation                            1,000,000            130,000               --                 --          130,000
     Subscription receivable                          --            (77,500)              --                 --          (77,500)
     Loss for the period                              --                 --               --         (2,121,903)      (2,121,903)
--------------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2002                     217,654,251      $ 121,483,569      $   315,751      $(119,195,227)     $ 2,604,093
================================================================================================================================

See accompanying notes to consolidated financial statements

HEALTHTRAC, INC.
(Formerly Virtualsellers.com, Inc.)

Consolidated Statements of Cash Flows
(Unaudited)
(Expressed in United States dollars)

=======================================================================================================================
                                                        Three months ended August 31,       Six months ended August 31,
                                                        -----------------------------       ---------------------------
                                                                2002             2001             2002             2001
-----------------------------------------------------------------------------------------------------------------------
Cash provided by (used in):

Operating activities:
      Loss for the period                                $(1,175,845)     $(4,608,946)     $(2,121,903)     $(6,370,171)
      Items not involving cash:
         Loss from discontinued
          operations                                              --          123,520               --          163,540
         Write-down of equipment                             481,663        1,330,000          481,663        1,330,000
         Impairment provision for
          goodwill                                                --        1,522,758               --        1,522,758
         Non-cash compensation
          expense                                                 --               --           80,000               --
         Forgiveness of debt                                (116,420)              --         (116,420)              --
         Inventory obsolescence
          provision                                          (30,768)              --          (30,768)              --
         Amortization                                        367,601          229,289          731,978          630,210
      Changes in non-cash operating working capital:
         Accounts receivable                                  30,334          579,235          146,873          602,265
         Employee receivable                                      --            3,692               --            2,171
         Prepaid expenses and
          deposits                                            21,104           29,040           52,519           77,869
         Inventories                                          22,539          278,019           38,549            9,142
         Accounts payable                                    291,670         (472,302)          87,161         (592,330)
         Accrued liabilities                                      45           16,355          318,682          292,937
         Deferred revenue                                   (103,645)              --         (108,993)              --
         Deposit                                                  --               --           53,299               --
      -----------------------------------------------------------------------------------------------------------------
      Cash flow used in continuing
       operations                                           (211,722)        (969,340)        (387,360)      (2,331,609)
      Cash flow used in
       discontinued
       operations                                                 --         (126,014)              --         (140,079)
      -----------------------------------------------------------------------------------------------------------------
                                                            (211,722)      (1,095,354)        (387,360)      (2,471,688)

Investments:
      Acquisition of equipment (net)                          (4,327)         (28,639)         (11,575)         (79,206)
      Acquisition costs                                           --         (151,524)              --         (151,524)
      Cash acquired on acquisition                                --           57,091               --           57,091
      -----------------------------------------------------------------------------------------------------------------
      Cash flow used in investing
       activities                                             (4,327)        (123,072)         (11,575)        (173,639)

Financing:
      Cash received for shares
        issued                                                    --          675,000          207,500        1,760,000
      Repayment of capital lease
        obligation, net                                      (18,886)              --          (35,024)              --
      Long-term debt                                              --          205,000               --          205,000
      Note payable                                            44,999               --           33,720               --
      Cheques issued in excess of
        funds on deposit                                          --           74,065               --           74,065
      Cash received for shares to
        be issued                                                 --               --           15,000               --
      -----------------------------------------------------------------------------------------------------------------
      Cash flow provided by
        financing activities                                  26,113          954,065          221,196        2,039,065
-----------------------------------------------------------------------------------------------------------------------

Decrease in cash and cash
  equivalents                                               (189,936)        (264,361)        (177,739)        (606,262)

Cash and cash equivalents,
   beginning of period                                       295,856          264,361          283,659          606,262
-----------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents,
  end of period                                          $   105,920      $        --      $   105,920      $        --
=======================================================================================================================

Non-cash transactions and supplemental disclosures (note 6)

See accompanying notes to consolidated financial statements.

HEALTHTRAC, INC.
(Formerly Virtualsellers.com, Inc.)

Consolidated Notes to Financial Statements
(Unaudited)
(Expressed in United States dollars)

Three months ended August 31, 2002 and 2001
Six months ended August 31, 2002 and 2001

================================================================================

1.    Future operations:

      These financial statements have been prepared on the going concern basis, which assumes the realization of assets and the settlement of liabilities in the normal course of business. The application of the going concern concept is dependent on the Company's ability to generate future profitable operations and receive continued financial support from its shareholders and from external financing. The Company incurred a loss from operations of $2,121,903 for the six months ended August 31, 2002 and has an accumulated deficit of $119,195,227 at August 31, 2002. For the six months ended August 31, 2002, the Company used $387,360 in cash to fund operations, and as at August 31, 2002, the Company has a working capital deficiency of $2,450,638.

      Management projects that the Company will require additional cash and working capital to fund planned operations and capital asset additions for fiscal 2003 of approximately $600,000 (unaudited). Although management is of the opinion that sufficient cash will be obtained from operations and external financing to meet the Company's liabilities and commitments as they become due in fiscal 2003, there can be no assurance that funds from external financings will be available when required on an economical basis to the Company. The ability of the Company to continue as a going concern and realize the carrying value of its assets is dependent on the Company's ability to increase its revenues by increasing its customer base and reducing its operating costs so that the Company achieves profitable operations. To date, subsequent to August 31, 2002 the Company has raised no funding through external common share private placements. If the Company is unable to obtain sufficient funds for operations, it will be required to reduce operations or liquidate assets.

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

HEALTHTRAC, INC.
(Formerly Virtualsellers.com, Inc.)

Consolidated Notes to Financial Statements
(Unaudited)
(Expressed in United States dollars)

Three months ended August 31, 2002 and 2001
Six months ended August 31, 2002 and 2001

================================================================================

2.    Significant accounting policies (continued):

      (a)   Basis of presentation (continued):

            These consolidated financial statements do not include all disclosures required by accounting principles generally accepted in the United States or required by Canadian generally accepted accounting principles for annual financial statements, and accordingly, these consolidated financial statements should be read in conjunction with the Company's most recent annual consolidated financial statements. In the opinion of management, all adjustments, consistently solely of normal recurring adjustments, necessary for the fair presentation of these unaudited financial statements have been made. These consolidated financial statements follow the same accounting policies and methods of application used in the Company's audited annual consolidated financial statements as at and for the year ended February 28, 2002.

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

            ======================================================================================
            Canadian subsidiaries                           United States subsidiaries
            --------------------------------------------------------------------------------------
            Canadian-American Communications Inc.           Northnet Telecommunications Inc.
            Canadian Northstar Transmission Systems Ltd.    eCommerce Solutions inc.
            Preferred Telemangement Inc. ("PTI)             Sullivan Park, Inc. ("Sullivan Park")
            Cam-Net Cellular Inc.                           Healthtrac Corporation
            =====================================================================================

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

HEALTHTRAC, INC.
(Formerly Virtualsellers.com, Inc.)

Consolidated Notes to Financial Statements
(Unaudited)
(Expressed in United States dollars)

Three months ended August 31, 2002 and 2001
Six months ended August 31, 2002 and 2001

================================================================================

3.    Share capital:

      (a)   Authorized:

                  300,000,000 common stock without par value
                  150,000,000 class A preference stock without par value 150,000,000 class B preference stock without par value

      (b)   Commitments to issue common shares:

            The Company has committed to issue 13,000,000 shares to former creditors under a reorganization plan. As at August 31, 2002, 10,581,455 (February 28, 2002 - 10,581,455) shares have been issued to creditors leaving an outstanding commitment to issue 2,418,545 (February 28, 2002 - 2,418,545) shares.

      (c)   Warrants:

            On June 4, 2001, the Company issued 65,000 share purchase warrants which expire June 4, 2004. Each warrant entitles the holder to purchase one common share for $0.56. As at August 31, 2002, 65,000 (February 28, 2002, 65,000) of these warrants were unexercised.

            On July 16, 2001, the Company issued 20,000 share purchase warrants which expire July 16, 2003. Each warrant entitles the holder to purchase one common share for $0.40. As at August 31, 2002, 20,000 (February 28, 2002, 20,000) of these warrants were unexercised.

            On August 3, 2001, the Company issued 50,000 share purchase warrants to a former employee in place of 45,000 options previously granted to that employee. The warrants expire on August 3, 2003. Each warrant entitles the holder to purchase one common share for $0.24. As at August 31, 2002, 50,000 (February 28, 2002, 50,000) of these warrants were unexercised.

            On January 2, 2002, the Company issued 6,000,000 share purchase warrants to the former President as part of his severance package. The warrants expire on January 2, 2007. Each warrant entitles the holder to purchase one common share for $0.10, the market price of the Company's common shares at the time of the issuance of the share purchase warrants. As at August 31, 2002, 6,000,000 (February 28, 2002, 6,000,000) of these warrants were unexercised.

      (d)   Stock options:

            The Company has a stock option plan, which allows the Company, at the discretion of the Board of Directors, to issue options to employees, directors and consultants to purchase common shares of the Company. Stock purchase options are granted having exercise prices based on the market price at the date of grant. The stock options expire at various dates ranging from April 11, 2003 to November 5, 2011. The stock options vest in accordance with each individual stock option agreement.

HEALTHTRAC, INC.
(Formerly Virtualsellers.com, Inc.)

Consolidated Notes to Financial Statements
(Unaudited)
(Expressed in United States dollars)

Three months ended August 31, 2002 and 2001
Six months ended August 31, 2002 and 2001

================================================================================

4.    Share capital (continued):

      (d)   Stock options (continued):

            The following summarizes changes in stock options since February 28, 2002:

            ====================================================================
                                                                Weighted average
            Six months ended August 31, 2002           Shares     exercise price
            --------------------------------------------------------------------

            Outstanding, beginning of period       6,776,000             $ 0.14
            Repriced                                      --                 --
            Granted                                6,000,000               0.10
            Forfeited                             (3,000,000)             (0.10)
            --------------------------------------------------------------------

            Outstanding, end of period             9,776,000             $ 0.13
            ====================================================================

            ====================================================================
                                    Number       Price                    Expiry
            --------------------------------------------------------------------

            Employees              350,000        0.11             March 6, 2004
            Director             1,000,000        0.15             July 28, 2010
            Employees            1,590,000        0.15             July 28, 2010
            Directors              300,000        0.15        September 25, 2010
            Employee               775,000        0.15          October 23, 2010
            Directors              400,000        0.15          November 1, 2010
            Employees               25,000        0.15          November 1, 2010
            Employees               65,000        0.15           January 2, 2011
            Directors            1,200,000        0.15            April 24, 2011
            Employees               70,000        0.15            April 24, 2011
            Employee                26,000        0.15             July 16, 2011
            Employees              775,000        0.09          October 22, 2011
            Director               200,000        0.15          November 5, 2011
            Consultant           2,000,000        0.10            April 11, 2003
            Employee             1,000,000        0.10             April 1, 2004
            --------------------------------------------------------------------

            Total                9,776,000        0.13
            ====================================================================

            On June 10, 2002, President and Chief Executive Officer resigned from the Company and consequently, forfeited the 3,000,000 unvested options at $0.10 (note 7(c)).

            During the period, the expiry date was extended for 350,000 options held by former employees. No additional compensation is required to be recognized as a result of this modification.

            On April 1, 2002, 2,000,000 stock options were granted to a consultant of the Company which vest in accordance with certain performance criteria and expire on April 1, 2003. No compensation was required to be recorded to August 31, 2002, for this award.

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

HEALTHTRAC, INC.
(Formerly Virtualsellers.com, Inc.)

Consolidated Notes to Financial Statements
(Unaudited)
(Expressed in United States dollars)

Three months ended August 31, 2002 and 2001
Six months ended August 31, 2002 and 2001

================================================================================

5.    Segmented information:

      The Company has three operating segments - a health promotion division (Healthtrac Corp.) - a call center division (NorthStar TeleSolutions, Inc.) and an e'commerce division. The health promotion, call center and e'commerce segments are located in the United States. Segmented information for the six months ended August 31, 2002 with comparative figures for August 31, 2001 are as follows:

      Operating segments:

      ===========================================================================================
                                            Health
                                         promotion   Call Centre      E'commerce
      August 31, 2002                      segment       segment         segment            Total
      Gross revenue                    $ 1,280,797      $565,890     $    50,304      $ 1,896,991
      Corporate                                 --            --              --               --
      -------------------------------------------------------------------------------------------

                                       $ 1,280,797      $565,890     $    50,304      $ 1,896,991
      ===========================================================================================

      Segment income (loss)            $  (523,369)     $  4,856     $   (19,491)     $  (538,004)
      Corporate                                 --            --              --       (1,583,899)
      -------------------------------------------------------------------------------------------

      Income (loss) for the period     $  (523,369)     $  4,856     $   (19,491)     $(2,121,903)
      ===========================================================================================

      Segment assets                   $ 5,159,382      $273,521     $   101,396      $ 5,534,299
      Assets of discontinued
        operations                              --            --              --            2,097
      Corporate assets                          --            --              --          127,972
      -------------------------------------------------------------------------------------------

      Total assets                     $ 5,159,382      $273,521     $   101,396      $ 5,664,368
      ===========================================================================================

      Equipment additions:

      Equipment                        $     5,385      $  5,075     $        --      $    10,460
      Corporate                                 --            --              --            1,115
      -------------------------------------------------------------------------------------------

                                       $     5,385      $  5,075     $        --      $    11,575
      ===========================================================================================

      Amortization expense:

      Capital assets                   $    10,141      $ 22,526     $    26,201      $    58,868
      Intellectual property                604,884            --              --          604,884
      Corporate assets                          --            --              --           68,226
      -------------------------------------------------------------------------------------------

                                       $   615,025      $ 22,526     $    26,201      $   731,978
      ===========================================================================================

HEALTHTRAC, INC.
(Formerly Virtualsellers.com, Inc.)

Consolidated Notes to Financial Statements
(Unaudited)
(Expressed in United States dollars)

Three months ended August 31, 2002 and 2001
Six months ended August 31, 2002 and 2001

================================================================================

5.    Segmented information (continued):

      Operating segments (continued):

      ======================================================================================
                                      Healthcare   Call Centre     E'commerce
      August 31, 2001                    segment       segment        segment          Total
      --------------------------------------------------------------------------------------
      Gross revenue                     145,823     $  590,590     $  556,144     $1,292,557
      ======================================================================================

      Segment loss                      152,951     $  170,902     $4,895,847     $5,219,700
      Corporate                              --             --             --        986,931
      --------------------------------------------------------------------------------------

       Loss from continuing
        operations                      152,951     $  170,902     $4,895,847     $6,206,631
      ======================================================================================

      Segment assets                 $6,197,364     $  302,331     $  783,134     $7,282,829
      Assets of discontinued
       operations                                                                     86,471
      Corporate assets                       --             --             --        424,250
      --------------------------------------------------------------------------------------

      Total assets                   $6,197,364     $  302,331     $  783,134     $7,793,550
      ======================================================================================

      Equipment additions:

      Equipment                      $   36,131     $   30,277     $    8,680     $   75,088
      Corporate                              --             --             --          4,118
      --------------------------------------------------------------------------------------

                                     $   36,131     $   30,277     $    8,680     $   79,206
      ======================================================================================

      Amortization expense:

      Equipment                      $    1,474     $   30,467     $  556,571     $  588,512
      Corporate                              --             --             --         41,698
      --------------------------------------------------------------------------------------

                                     $    1,474     $   30,467     $  556,571     $  630,210
      ======================================================================================

      ======================================================================================
                                                                         2002           2001
      --------------------------------------------------------------------------------------
      Call center service                                          $  565,890     $  590,590

      Healthcare:
         Book sales                                                   333,193             --
         Programs revenue                                             947,604        145,823

      E'Commerce:
         Consulting                                                    47,804        422,462
         Product sales                                                     --        132,432
         Licensing                                                      2,500          1,250
      --------------------------------------------------------------------------------------

                                                                   $1,896,991     $1,292,557
      ======================================================================================

HEALTHTRAC, INC.
(Formerly Virtualsellers.com, Inc.)

Consolidated Notes to Financial Statements
(Unaudited)
(Expressed in United States dollars)

Three months ended August 31, 2002 and 2001
Six months ended August 31, 2002 and 2001

================================================================================

6.    Non-cash transactions and supplemental disclosures:

      ====================================================================================
                                                                       2002           2001
      ------------------------------------------------------------------------------------
      Issuance of shares for:
         Employee and director compensation                         $80,000     $       --
         Settlement of debt                                          57,163        971,767
         Acquisition of Med Wire assets                                  --        150,000
         Acquisition of Healthtrac                                       --      4,600,000
         Acquisition of Healthscape assets                               --        240,000
         Additions to capital assets financed by capital leases      42,481             --
      ====================================================================================

7.    Commitment and contingencies:

      (a)   Rolling Meadows Premises:

            The Company moved its e'commerce operations from Rolling Meadows, Illinois to the Greenwood, Indiana offices in October 2001. A complaint was filed for rent and damages in the amount of $859,512. The Company's position on this proceeding is that the building has been sublet and deny that they owe the Plaintiff any money. The outcome of this complaint is currently uncertain and consequently no amounts have been accrued as at August 31, 2002. Management is in current settlement discussions with the Plaintiff.

      (b)   Globalcom:

            One of the Company's former suppliers has filed a lawsuit against the Company for services rendered of $32,557 and liquidating damages of $273,618. The Company's position is that the liquidating damages claim has no merit. By agreement dated October 15, 2002, the parties agreed upon a settlement whereby we would (1) deliver a consent judgment for $70,000; (2) deliver an initial payment of $10,000 on or before November 1, 2002 together with a promise to pay $5,000 per month during each of the following twelve months; and (3) if payment is made in full, then Globalcom will return the consent judgment, and any claim against the company.

      (c)   Executive compensation:

            On April 1, 2002, the Company entered into a two year employment agreement with the President for management services. Under the terms of the agreement, the President will receive $12,500 per month for the first six months and $25,000 per month for the remainder of the term. The President was also to receive 1,000,000 fully vested stock options on the date of the agreement, 1,000,000 stock options which vest after six months, and 2,000,000 stock options which vest upon meeting certain profitability criteria. The President resigned from his position on June 10, 2002 and all stock options other than the initial 1,000,000 granted were forfeited.

HEALTHTRAC, INC.
(Formerly Virtualsellers.com, Inc.)

Consolidated Notes to Financial Statements
(Unaudited)
(Expressed in United States dollars)

Three months ended August 31, 2002 and 2001
Six months ended August 31, 2002 and 2001

================================================================================

7.    Commitment and contingencies (continued):

      (c)   Executive compensation (continued):

            On April 11, 2002, the Company entered into a five year consulting agreement with the former President. Under the terms of the agreement, the former President will receive $12,500 per month for the first twelve months, $6,250 per month for the following twelve months, and $1,000 per month for the remaining term. The former President will also receive 2,000,000 stock options upon meeting certain profitability criteria. As a result of the President resigning from his position as President, Chief Executive Officer, Secretary and a member of the Board of Directors, the former President was also appointed as a Managing Director of the Company. At that time, the former President's compensation was reinstated at $25,000 per month until September 30, 2002 and on a month-to-month basis thereafter. Current management is reviewing the validity of the manner in which the Consulting Agreement was entered into by the Company and currently intends to nullify the Consulting Agreement if it is determined that the Consulting Agreement was not duly authorized.

8.    Subsequent events:

      Subsequent to August 31, 2002, the Company granted to employees and directors 8,100,000 stock options to acquire common shares of the Company with an exercise price of $0.05 per share.

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

All figures are in United States Dollars unless otherwise stated.

Within 90 days prior to the filing of this quarterly report on Form 10-Q, our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures and have concluded that these controls and procedures effectively ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported in a timely manner. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

General Overview

Call Center Operations

We operate one call center through our subsidiary, NorthNet Telecommunications, Inc. doing business as NorthStar TeleSolutions. Our call center is located at 125 Airport Parkway, Greenwood, Indiana.

Our call center provides back office services such as outbound and inbound customer support, centralized customer billing, customer sales and support, order entry, order fulfillment, bill collection, IT help desk support, as well as management reporting, database management, service scheduling and dispatch, marketing services and remote service maintenance. Our call center currently has the capacity for over 80 call center representatives and offers customer service support 24-hours a day, seven days a week. We provide our services for a flat monthly rate or on a per-transaction basis depending on the scope of services required.

In the past, we have provided services to a limited number of cable television operators and Internet service providers in the United States. We have expanded the scope of our call center operations and now service over 55,000 homes with cable television and/or other broadband services. We target businesses that have a customer base of up to 20,000 customers, as we have found that businesses with more than 20,000 customers typically have well established in-house call centers.

We market our call center services through periodic advertising, direct mail, strategic partnerships and outbound telemarketing, as well as by appearances at industry trade-shows.

We concentrate our call center services on customer support and transaction processing, allowing our clients to concentrate on the marketing and growth of their businesses while still maintaining a high level of customer care and service. We are cultivating new customers for the call center which have also begun to provide cable-related services such as local and long distance telecommunications and Internet access. We anticipate that the services offered by our customers can be bundled and/or marketed together. We have also had success with our newest service that enables us to remotely control the services of our client's subscribers. This service greatly reduces the operating cost to our clients by eliminating truck rolls while improving customer satisfaction as they are able to receive immediate service and enhanced service offerings.

We are continuing to expand our scope of service that we provide. In the past, we provided limited services to cable television operators and internet service providers in the United States. We have expanded the scope of our call center operations and are better positioned to support new and existing clients that offer the latest services and technologies. We currently handle approximately 40,000 transactions and 14,000 calls per month and have the resources to significantly increase each of these.

Professional Services and Software Products Group

Through the Professional Services and Software Products (PSSP) Group we provided businesses with customized e-commerce solutions based primarily on our TAME development platform so that these businesses could retail their products and services over the Internet. PSSP was capable of providing some of the services that were previously offered by our VirutualSellers.com operation. In this regard, PSSP was able to provide e-commerce applications, Web site development, maintenance and hosting services, customized Internet application design, deployment and project management services.

On September 23, 2002, the PSSP Group division was discontinued and the Chicago-based and South Carolina staff dedicated to this division were subsequently released.

On October 4, 2002, management distributed the company's information technology resources between its Greenwood, Indiana data center and Redwood City, California headquarters where the information technology staff has assumed full responsibility for all Healthtrac's IT products and services.

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

      - Chronic Disease Management for:

            Arthritis
            Asthma
            Back Pain
            Diabetes
            Heart Disease
            High Blood Pressure
            Lung/Respiratory Disease
            Stroke

      - Lifestyle Management Programs for:

            Cigarette Smoking
            Obesity
            Stress
            Combined Lifestyle Risk

      - Babytrac(R)

            Preconception
            Prenatal
            Postnatal

      - Programs for Seniors

Other Healthtrac products and services include:

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

      - Healthtrac provides participants with other information intended to help guide their health improvement efforts through self care books. These books include:

      - "Take Care of Yourself," by Donald M. Vickery, M.D. and James F. Fries, M.D.

      - "Taking Care of Your Child," by Robert H. Pantell, M.D., James F. Fries, M.D., and Donald M. Vickery, M.D.

      - "Living Well," by James F. Fries, M.D.

During the quarter ended August 31, 2002, we continued to concentrate on the development of our health promotion business, on the development of the Healthtrac name generally, and on our call center business. We also continued to concentrate on developing our proprietary software language, TAME.

Some of our recent highlights and accomplishments include:

      o Healthtrac's client, Blue Care Network of Michigan (BCN), which is an affiliate of Blue Cross Blue Shield of Michigan, has been awarded the Michigan Association of Health Plans' Pinnacle Award for Best Practices in Health Care Programs for their use of the Healthtrac Health Risk Assessment program.

      o Healthtrac upgraded its health risk assessment software system and renewed service agreements with 90 percent of its client base. Since its acquisition in August of last year, Healthtrac has effectively re-designed and implemented its system, which has been enthusiastically endorsed by its client base through the renewal of its multi-year agreements.

      o Healthtrac signed a three-year agreement to offer its products and services to the members of the Employers' Association, a management-oriented service organization structured to complement the human resource management of member firms and inform them on related regulatory matters. Our potential eligibles in this contract are 330,000 which could generate $7,900,000 in revenue per year. We expect to attract at least 30,000 eligibles in the program for revenues of $720,000 per year.

      o NorthStar TeleSolutions, Inc., signed service agreements with three new clients, including Advanced Satellite and Telecommunications, C-Comm Systems, and Harbour Breeze Broadband. We expect to increase revenues by $130,000 per year through these contracts.

      o Healthtrac's development of its Web-based health risk assessment was completed and has made available to clients and prospects.

      o Edward Sharpless was named President on September 18, 2002 and CEO on September 23, 2002.

      o Richard Kessler and Robert Maul were elected to the board of directors on August 22, 2002.

      o Healthtrac consolidated its South Carolina and Chicago offices to Redwood City, California during October 2002.

      o Healthtrac reduced operating expenses by $1.5 million annually through consolidation and headcount reduction.

On June 11, 2002, Thomas V. Kalebic resigned from his position as president and chief executive officer of the company, and from his board position. With Mr. Kalebic's resignation, Dennis Sinclair assumed the position of Managing Director. Mr. Sinclair resigned from his positions as managing director and chairman of the board on September 27, 2002.

On October 2, 2002, the company implemented a comprehensive restructuring plan in an effort to reduce expenses, improve client service and increase sales. The board approved the measure to close the Chicago office and consolidate operations in Redwood City, California.

Results of Operations

Three Months Ended August 31, 2002 Compared to Three Months Ended August 31,
2001

Revenues for the three months ended August 31, 2002 ("Second Quarter 2003") of $811,684 increased $33,508, an increase of 4.3% from revenues of $778,176 for the three months ended August 31, 2001 ("Second Quarter 2002"). The increase in revenues in Second Quarter 2003 over Second Quarter 2002 is primarily due to the health promotion segment, which we acquired in the second quarter of fiscal 2002.

At the call center, the Second Quarter 2003 revenues were $291,222 compared to $291,767 for Second Quarter 2002. The call center generates revenue providing transaction processing and backroom services including inbound and outbound telemarketing, customer and technical support, customer order entry, centralized billing and collection, order fulfilment, customer dispatch functions and other related services. The revenues remained consistent with Second Quarter 2002.

Healthtrac Corporation earned revenues of $526,646 for Second Quarter 2003 compared to $145,823 for Second Quarter 2002. The increase was due to the Second Quarter 2002 only having one reporting month due to the acquisition. Healthtrac Corporation generates revenues by providing health promotion and disease management services to self-funded employers and health insurance plans.

The e'commerce ("PSSP") segment earned no revenues for Second Quarter 2003 compared to revenues from Second Quarter 2002 of $229,234. The PSSP Group was substantially discontinued on September 23, 2002.

Direct product costs in Second Quarter 2003 were $76,336, compared to direct costs of $241,868 in Second Quarter 2002, a decrease of $165,532. The call center division primarily sells services and thus has no direct product costs. The decrease in direct product costs is due to the substantial discontinuance of the e-commerce division activities offset by an increase in costs at Healthtrac Corporation due to the acquisition.

Selling, general and administrative expenses decreased to $1,169,984 from $2,052,408 in Second Quarter 2002, a decrease of $882,424. The decrease is due to streamlining processes and procedures to reduce the number of people that we employ and the substantial restructuring and discontinuance of the e-commerce division.

Depreciation and amortization increased from $229,289 to $367,601, an increase of $138,312. The increase is due to the amortization of intellectual property that arose from the acquisition of our Healthtrac subsidiary, partially offset by the lower amortization of goodwill from the Sullivan Park acquisition due to the write-off of the Sullivan Park goodwill in Second Quarter 2002.

In Second Quarter 2002, the Company recorded a write-down of assets of $1,330,000 and goodwill of $1,522,758 to reflect the Company's decision to close its Sullivan Park operations and substantially scale back its e'commerce operations. In Second Quarter 2003, a further write-down of assets of $481,663 has been recorded related to the e'commerce operations and other recent acquisitions whereby the Company has decided not to pursue the businesses related to these assets.

Other income (expense) decreased from income of $112,721 in Second Quarter 2002 to income of $108,055 in Second Quarter 2003, a decrease of $4,666. Other income in Second Quarter 2002 related primarily to a gain on the settlement of a lawsuit against one of the Company's former business suppliers. Other income in Second Quarter 2003 related primarily to a credit received from one of the Company's e'commerce suppliers for debt forgiveness.

The Company recorded a loss of $123,520 in Second Quarter 2002 relating to its catalogue division which has been reclassified to discontinued operations due to the shut-down of this division in fiscal 2002. This division had no activity in Second Quarter 2003.

For Second Quarter 2003, we recognized a loss of $1,175,845 or $0.01 per share, compared to a loss of $4,608,946 or $0.03 per share for Second Quarter 2002. The decrease in the loss is due to the factors explained above.

Six Months Ended August 31, 2002 Compared to Six Months Ended August 31, 2001

Revenues for the six months ended August 31, 2002 ("Six Months 2003") of $1,896,991 increased $604,334, an increase of 47% from revenues of $1,292,557 for the six months ended August 31, 2001 ("Six Months 2002"). The increase in revenues in Six Months 2003 over Six Months 2002 is primarily due to the health promotion segment, which we acquired in the second quarter of fiscal 2002.

At the call center, the Six Months 2003 revenues were $565,890 compared to $590,590 for Six Months 2002. The call center generates revenue providing transaction processing and backroom services including inbound and outbound telemarketing, customer and technical support, customer order entry, centralized billing and collection, order fulfilment, customer dispatch functions and other related services. The revenues remained consistent with Six Months 2002 with a slight decrease due to an increased customer base offset by slightly lower rates.

Healthtrac Corporation earned revenues of $1,280,797 for Six Months 2003 compared to $145,823 for the Six Months 2002. The increase was due to the Six Months 2002 only having one reporting month due to the acquisition. Healthtrac Corporation generates revenues by providing health promotion and disease management services to self-funded employers and health insurance plans.

The e'commerce ("PSSP") segment earned $50,304 for Six Months 2003 compared to revenues from Six Months 2002 of $556,144. The PSSP Group was substantially restructured in the second quarter of 2002 and the Company's internet sales division and Sullivan Park operations were discontinued. Revenues in fiscal 2003 related to the Company's internet consulting practice.

Direct product costs in Six Months 2003 were $447,789, compared to direct costs of $451,238 in Six Months 2002, a decrease of $3,449. The call center division primarily sells services and thus has no direct product costs. The decrease in direct product costs is due to the substantial discontinuance of the e-commerce division activities offset by an increase in costs at Healthtrac Corporation due to the acquisition.

Selling, general and administrative expenses decreased to $2,474,334 from $3,668,548 in Six Months 2002, a decrease of $1,194,214. The decrease is due to streamlining processes and procedures to reduce the number of people that we employ and the substantial restructuring and discontinuance of substantial activities of the e-commerce division in 2002.

Depreciation and amortization increased from $630,210 to $731,978, an increase of $101,768. The increase is due to the amortization of intellectual property that arose from the acquisition of our Healthtrac subsidiary, partially offset by the lower amortization of goodwill from the Sullivan Park acquisition due to the write-off of the Sullivan Park goodwill in Six Months 2002.

In Six Months 2002, the Company recorded a write-down of assets of $1,330,000 and goodwill of $1,522,758 to reflect the Company's decision to close its Sullivan Park operations and substantially scale back its e'commerce operations. In Six Months 2003, a further write-down of assets of $481,663 has been recorded related to the e'commerce operations and other recent acquisitions whereby the Company has decided not to pursue the businesses related to these assets.

Other income (expense) increased from income of $103,566 in Six Months 2002 to income of $116,870 in Six Months 2003, an increase of $13,304. Other income in Six Months 2002 related primarily to a gain on the settlement of a lawsuit against one of the Company's former business suppliers. Other income in Six Months 2003 related primarily to a credit received from one of the Company's e'commerce suppliers for debt forgiveness.

The Company recorded a loss of $163,540 in Six Months 2002 relating to its catalogue division which has been reclassified to discontinued operations due to the shut-down of this division in fiscal 2002. This division had no activity in Six Months 2003.

For Six Months 2003, we recognized a loss of $2,121,903 or $0.01 per share, compared to a loss of $6,370,171 or $0.05 per share for Six Months 2002. The decrease in the loss is due to the factors explained above.

Liquidity and Capital Resources

As at August 31, 2002, we had a net working capital deficiency of $2,450,638 including cash resources of $105,920.

During Second Quarter 2003, we used $211,772 in cash to fund operations, used $4,327 in cash to fund investing activities which consisted solely of capital asset additions and received $26,113 in cash from financing activities for a net decrease in cash of $189,936. During Six Months 2003, we used $387,360 in cash to fund operations, used $11,575 in cash to fund investing activities which consisted solely of capital asset additions and received $221,196 in cash from financing activities for a net decrease in cash of $177,739.

We have historically funded operations through the issuance of our common shares. We expect to fund future operations and investments through the issuance of common shares. We estimate our cash requirements for capital asset additions for the remainder of fiscal 2003 to be approximately $225,000. We also estimate that cash flow from operations may be negative for the remainder of fiscal 2003, and thus, we may require additional financing in order to continue operations. We estimate that further cash requirements of approximately $600,000 will be required to fund operations. There is no guarantee that we will be able to obtain the additional cash resources or if available, resources can be obtained at reasonable terms. If the Company is unable to obtain sufficient funds for operations, it will be required to reduce operations or liquidate assets. Management believes that the additional cash resources will be available from private placements.

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

The consolidated financial statements have been prepared on the going concern basis, which assumes that our company will be able to realize its assets and discharge its obligations in the normal course of business. If we were not to continue as a going concern, we would likely not be able to realize on our assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the consolidated financial statements. We incurred a loss for the six month period of $2,121,903, used $387,360 in cash to fund operations for the period ended August 31, 2002. For the year ended February 28, 2003, our management is projecting that we will require $600,000 to fund operations and capital asset acquisitions, that we will raise $600,000 from financing activities and that it will cost us approximately $45,000 to raise this financing. Management expects to use funds raised for liabilities and to expand our marketing and operations capacity. There can be no assurance that management's projections will be achieved.

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

Risks Related to Our Business

We Have A Limited Operating History Which Makes It Difficult To Evaluate Our Future Prospects.

Although we were incorporated in 1982, we have a lack of history regarding our newly created health promotion business. Accordingly, we have a limited operating history and limited financial data upon which you may evaluate our business and prospects. Our potential for future profitability must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets. Some of these risks relate to our potential inability to:

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

We Have A History Of Losses And Expect To Continue To Incur Significant Operating Losses And Negative Cash Flow, And We May Never Be Profitable.

We have incurred substantial net losses and have a substantial net operating loss carryover. A significant component of these losses were incurred in operations which we no longer operate but we have spent significant funds to develop our current business divisions, procure hardware, software and networking products and develop our operations, research and development and sales and marketing operations. For the six month period ended August 31, 2002, we incurred losses of $2,121,903. As of August 31, 2002, we had an accumulated deficit of $119,195,227. We have incurred significant operating losses and have not achieved profitability. While we feel confident that we can secure additional funds through private placement financing and successfully carry out our business plan, there can be no assurance that we will accomplish these tasks and achieve profitability. If we cannot successfully carry out our business plan, then our continuing business operations would be adversely affected.

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

We Have Grown Very Rapidly And Our Ability To Achieve Profitability Will Suffer If We Fail To Manage Our Growth.

We have rapidly expanded our business during the transition to becoming a health promotion/customer service and Internet software and development company, although we have decreased our number of employees from 79 at February 28, 2001 to 52 at February 28, 2002. As of August 31, 2002, we had 52 employees, and as at October 4, 2002 we had 42. Staff reductions were made in Healthtrac Inc.'s administrative and PSSP areas. These changes have placed, and will continue to place, a significant strain on our employees, management systems and other resources. We expect our business to continue to grow in terms of geographic scope, number of customers and the scope of services we offer. There will be additional demands on our customer service support, research and development, sales and marketing and administrative resources as we try to increase our service offerings, expand our geographic scope and expand our target markets. The strains imposed by these demands are magnified by our limited operating history. We may not be able to successfully manage our growth. In order to manage our growth successfully, we must:

      - improve and add to our management, financial and information systems and controls and other elements of our business process infrastructure;

      - maintain a high level of customer service and support; and

      - expand, retain, train, manage and integrate our employee base appropriately and effectively.

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

We will compete with other companies providing or maintaining online services or Web sites targeted to health promotion and disease management industry, companies providing or maintaining online general health promotion and disease management information and related services, companies providing or maintaining public sector and non-profit Web sites that contain health-related information and services, companies providing or maintaining web search services particularly geared to medical and healthcare Web sites, and publishers and distributors of traditional media targeted to doctors and the healthcare industry. Many of our competitors are larger than we are and have significantly greater financial resources and marketing capabilities than we do, together with better name recognition. It is also possible that new competitors may emerge and acquire significant market share. Competitors with superior resources and capabilities may be able to utilize such advantages to market their Web site, products and services better, faster and/or cheaper than we can. Increased competition is likely to result in reduced gross margins and loss of market share, either of which could have a material adverse effect upon our business, results of operations and financial condition. Because of these competitive factors and due to our comparatively small size and limited financial resources, we may be unable to compete successfully.

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

If We Are Unable To Retain Our Executive Officers And Key Personnel, We May Not Be Able To Successfully Manage Our Business Or Achieve Our Objectives.

Our business and operations are substantially dependent on the performance of our key employees. Effective September 18, 2002, Edward Sharpless was appointed as President of our company. Although we believe that the loss of Mr. Sharpless will not have a materially adverse impact upon our company, there can be no assurance in this regard, nor any assurance that we will be able to find a suitable replacement for Mr. Sharpless. Furthermore, we do not maintain "key man" life insurance on the lives of any of our officers. If we lose the services of one or more of our executive officers or key employees or if one or more of them decides to join a competitor or otherwise compete directly or indirectly with us, we may not be able to successfully manage our business or achieve our business objectives.

Our Business Will Suffer If We Are Unable To Hire, Train And Retain Highly Qualified Employees.

Our future success depends on our ability to identify, hire, train, integrate and retain highly qualified technical, sales and marketing, managerial and administrative personnel. Our success is therefore dependent upon our ability to identify, hire and retain such qualified personnel, for whose services we will be in competition with other prospective employers, many of which may have significantly greater resources than we do. Additionally, demand for qualified personnel conversant with certain technologies is intense and may outstrip supply as new and additional skills are required to keep pace with evolving computer technology. As our customer base and revenue continue to grow, we will need to hire a significant number of qualified personnel. In particular, we may need to hire a sufficient number of technical operations personnel in order to deploy customers on a timely basis. Competition for qualified personnel is intense in some sectors, and we may not be able to attract, train, integrate or retain a sufficient number of qualified personnel in the future. As we grow, it will become more difficult to identify qualified personnel to fill technical positions, which will cause us to rely increasingly on internal training programs. Our failure to attract, train, integrate and retain qualified personnel could seriously disrupt our operations and increase our costs by forcing us to use more expensive outside consultants and reduce the rate at which we can increase revenue.

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

Our Business Will Suffer If We Do Not Enhance Or Introduce New Services And Upgrades To Meet Changing Customer Requirements.

The market for Web based products such as our online health management product is characterized by rapid technological change, frequent new hardware, software and networking product introductions and Internet-related technology enhancements, uncertain product life cycles, changes in customer demands and evolving industry standards. Any delays in responding to these changes and developing and releasing enhanced or new services could hinder our ability to retain existing and obtain new customers. In particular, our technology is designed to support a variety of hardware, software and networking products that we believe to be proven and among the most widely used. We cannot assure you, however, that present and future customers will continue to use these products. Even if they do, new versions of these products are likely to be released and we will need to adapt our technology to these new versions. We must, therefore, constantly modify and enhance our technology to keep pace with changes made to our customers' hardware and software configurations and network infrastructures. If we fail to promptly modify or enhance our technology in response to evolving customer needs and demands, our technology could become obsolete, which would significantly harm our business. In addition, frequent changes in the hardware, software and networking components of the systems and services we provide could adversely affect our ability to automate the deployment process, a key element of our business strategy.

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

We May Not Be Able To Obtain The Additional Financing Necessary To Grow Our Business.

In order to grow our business and finance future acquisitions, we will require additional financing. We currently have a working capital deficiency of $2,450,638. As of August 31, 2002, our accumulated deficit was $119,195,227. Furthermore, we have experienced negative cash flows during each of the last three years of operations. We have historically depended upon capital infusion from the issuance of long term debt and equity securities to provide the cash needed to fund operations. Our ability to continue in business depends upon our continued ability to obtain significant financing from external sources. We are currently raising additional funds through the sale of additional equity. If this additional capital were raised through borrowing or other debt financing, we would incur substantial additional interest expense. Sales of additional equity securities, through a traditional underwritten offering, would dilute, on a pro rata basis, the percentage ownership of all holders of common shares. There can be no assurance that any such financing would be available upon terms and conditions acceptable to us, if at all. The inability to obtain additional financing in a sufficient amount when needed and upon acceptable terms and conditions could have a material adverse effect upon our company and our revenue growth may be adversely affected. If adequate funds are not available on acceptable terms when needed, we may be required to delay, scale-back or eliminate marketing of one or more of our products or development programs or obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates or potential products that we would not otherwise relinquish. Inadequate funding also could impair our ability to compete in the marketplace and could result in our dissolution.

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

ITEM 4 Controls and Procedures

As of August 31, 2002, an evaluation was performed under the supervision and with the participation of our company's management, including our CEO, of the effectiveness of the design and operation of our company's disclosure controls and procedures. Based on that evaluation, our company's management, including the CEO, concluded that our company's disclosure controls and procedures as well as those of our company's subsidiaries, were effective as of August 31, 2002. With the appointment of Edward Sharpless to the position of president and CEO, there have been significant improvements to our company's internal controls. Additionally, Mr. Sharpless is undertaking a complete review of all financial and disclosure controls and procedures.

PART II OTHER INFORMATION

ITEM 1 Legal Proceedings

On September 25, 2001, Rolling Meadows Associates, I, LLC, by Zaragon Holdings, Inc., filed a Complaint in Cook County, Illinois Circuit Court against VirtualSellers.com, Inc. for possession of the premises located at 3075 Tollview Drive, Rolling Meadows Illinois and for rent or damages for withholding possession of these premises for the period from September 1, 2001 through September 30, 2001 in the amount of $26,315 plus all rents accruing through the date of trial. At a hearing held October 16, 2001, the Court granted possession of the premises to the Plaintiff. Subsequently, the Plaintiff filed an amended Complaint asking for $116,762.31 in rent, late fees, costs, interest and attorneys' fees. Thereafter, the Plaintiff again amended its Complaint to demand an additional $683,000, for a total claim of $859,512. We deny that we owe the Plaintiff any money. In addition, we have asserted various affirmative defences and we have filed a Counterclaim arising out of the Plaintiff/landlord's interference with our efforts to negotiate a sublease by bypassing us and negotiating a new lease directly with the company with whom we were negotiating a sublease, with whom the Plaintiff/landlord did eventually enter into a new lease. Our affirmative defences include a claim that the demand for the additional $683,000 constitutes an unlawful claim for liquidated damages, that the Plaintiff's interference with our efforts to negotiate a sublease caused us to lose profits in excess of the rent being demanded of us, as well as the opportunity to be released from the liability that the Plaintiff alleges we have under the lease. We are also alleging that the Plaintiff waived any right to seek rental payments, and is estopped from doing so, and that the Plaintiff is itself in material breach of the lease. The company is currently in discussion with the Plaintiff to settle the lawsuit.

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

On November 9, 2001, Globalcom, Inc. filed a lawsuit against our company in the Circuit Court of Cook County, Illinois, County Department, Chancery Division (Case No. 01 L 014565), claiming that they had provided telecommunications services to our company under a written three year contract and that we were in default of that contract for non-payment of sums due. In this lawsuit, Globalcom, Inc. is claiming that we owe them $32,556.73 in damages and $273,617.68 in liquidated damages (the liquidated damage claim is for the balance of the monthly service charges that would have been paid if the contract had remained in effect for the full term). We believe that the liquidated damages claim is an unenforceable penalty and we have filed a motion to have this part of the claim dismissed on this ground. This motion was scheduled to be heard on July 9, 2002 but is now being reset to a new date to be determined. We dispute the claims made in the lawsuit and we intend to offer a vigorous defence. By agreement dated October 15, 2002, the parties agreed upon a settlement whereby we would (1) deliver a Consent Judgment for $70,000; (2) deliver an initial payment of $10,000.00 on or before November 1, 2002 together with a promise to pay $5,000 per month during each of the following twelve months; and (3) if payment is made in full, then Globalcom will return the Consent Judgment, and any claim against the company.

On October 18, 2001, Steven & Marc Holdings, Inc. filed a lawsuit against our company in the Supreme Court of the State of New York, Court of New York, Case No. 604972/01. In this lawsuit, Steven & Marc Holdings, Inc., a public relations firm, is claiming that we owe them $61,480, plus interest and costs, for services rendered but not paid for between March and October of 2001. We have filed an Answer in this lawsuit and we are attempting to settle it at a reduced amount on a payment plan. The company is currently in discussion with the Plaintiff to settle the lawsuit.

Other than as set forth above, to our knowledge no other material lawsuits were commenced against us during the period ended August 31, 2002, nor did we commence any lawsuits during the same period.

ITEM 2 Changes in Securities and Use of Proceedings

Recent Sales of Unregistered Securities

During the quarter ended August 31, 2002, we issued the following securities, none of which were registered under the Securities Act of 1933:

On September 10, 2002, we issued 500,000 common shares at a price of $0.05 per share to an investor, who we had reasonable grounds to believe was an accredited investor, capable of evaluating the merits and risks of this investment, and who acquired the shares for investment purposes. The transaction was private in nature, and the shares were issued in reliance upon Section 4(2) and/or Rule 506 promulgated under the Securities Act of 1933. The investor is a director of the company.

On September 11, 2002, we issued 500,000 common shares at a price of $0.035 per share and to an investor, who we had reasonable grounds to believe was an accredited investor, capable of evaluating the merits and risks of this investment, and who acquired the shares for investment purposes. The transaction was private in nature, and the shares were issued in reliance upon Section 4(2) and/or Rule 506 promulgated under the Securities Act of 1933. The investor is a director of the company.

On October 18, 2002, we issued an aggregate of 400,000 common shares at a price of $0.05 per share to an investor, who we had reasonable grounds to believe were accredited investors, capable of evaluating the merits and risks of this investment, and who acquired the shares for investment purposes. The transaction was private in nature, and the shares were issued in reliance upon Section 4(2) and/or Rule 506 promulgated under the Securities Act of 1933. The investor is a director of the company.

ITEM 3 Defaults Upon Senior Securities

Not applicable.

ITEM 4 Submission of Matters To A Vote Of Security Holders

None.

ITEM 5 Other Information

Increase in Number of Directors

On August 20, 2002 our board of directors passed a resolution authorizing an increase in the number of directors from 7 to 8. Mr. Richard Kessler filled the vacancy on the board.

Dr. Dennis Sinclair

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

If we terminate the Consulting Agreement for cause, Dr. Sinclair is entitled to receive all sums due and payable under the Consulting Agreement to the date of termination for cause. We are not entitled to terminate the Consulting Agreement without cause. Current management is reviewing the validity of the manner in which the Consulting Agreement was entered into by the Company and currently intends to nullify the Consulting Agreement if it is determined that the Consulting Agreement was not duly authorized.

When Thomas Kalebic resigned from his offices of President, Chief Executive Officer and Secretary of our company and resigned from his seat on our Board of Directors on June 10, 2002, we appointed Dr. Sinclair as the Managing Director of our company and agreed to increase his consulting fee to $25,000 per month until September 30, 2002. Dr. Sinclair resigned from the positions of Managing Director and Chairman of the Board on September 27, 2002.

Chicago Lease

On October 2, 2002, we vacated the premises of 120 North LaSalle, Suite 1000 and moved our remaining Chicago personnel to a new office located at 945 W. Superior Street, Chicago, Illinois. We entered into a lease agreement with Encore LLC which provides for a monthly rent of $1,350 from October 1, 2002 until April 30, 2003. The lease is renewable with six month intervals at a monthly rent of $1,400 through August 31, 2004.

ITEM 6 Exhibits and Reports on Form 8-K

Reports on Form 8-K

On August 20, 2002, we filed a Form 8-K Current Report announcing the appointment of Robert Maul and Richard Kessler as directors of our company.

On September 18, 2002 we filed a Form 8-K Current Report announcing the appointment of Edward Sharpless as our company's President to fill the vacancy created by the resignation of Thomas Kalebic on June 10, 2002.

Exhibits

Exhibit
Number            Exhibit Title
------            -------------

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

3.4 Certificate of Amendment, dated December 22, 1995

3.5 Certificate of Amendment, dated March 23, 1999

3.6 Certificate of Amendment, dated May 31, 1999

3.7 Certificate of Amendment, dated July 18, 1997

3.8 By-laws

10 Material Contracts

10.1 Lease agreement between Healthtrac, Inc. and Encore LLC dated October 1,
2002

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

21.3 Preferred Telemanagement Inc. (formerly Suncom Telemanagement Inc.)

21.4 CAM-NET Cellular Inc. (formerly Direct Advantage, Inc. and Invoice Reduction Services, Inc.

21.5 NorthNet Telecommunications Inc. (d.b.a. NorthStar Telesolutions)

21.6 eCommerce Solutions Inc. (d.b.a. Professional Services and Software Products group)

21.7 Healthtrac Corporation

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act, Healthtrac, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         HEALTHTRAC, INC.


                         By:/S/ Edward Sharpless
                         -----------------------------
                         Edward Sharpless,
                         Duly Authorized Officer and Principal Financial Officer
                         Date: October 21, 2002

                                 CERTIFICATION

I, Edward Sharpless, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Healthtrac, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 21, 2002

/S/ Edward Sharpless
-------------------------------
Edward Sharpless
President, Principal Executive Officer & Principal Financial Officer