Form 10-Q
period 2002-11-30
HEALTHTRAC INC
filed 2003-01-14
CIK 790948

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

      (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: NOVEMBER 30, 2002

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________

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

VIRTUALSELLERS.COM, INC.
SUITE 1000 - 120 NORTH LASALLE STREET, CHICAGO, IL, 60602
(Former name, former address and former fiscal year, if changed since last report)
________________________________________________________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

As of January 14, 2003, there were 221,024,251 shares of the Registrant's common shares issued and outstanding.

                              Consolidated Financial Statements
                              (Expressed in United States dollars)

                              HEALTHTRAC, INC.
                              (Formerly Virtualsellers.com, Inc.)

                              Three months ended November 30, 2002 and 2001

                              Nine months ended November 30, 2002 and 2001

                              (Unaudited)

DRAFT - JANUARY 14, 2003

HEALTHTRAC, INC.
(Formerly Virtualsellers.com, Inc.)

Consolidated Balance Sheets
(Unaudited)
(Expressed in United States dollars)

-----------------------------------------------------------------------------------------------------------------
                                                                                 November 30,        February 28,
                                                                                    2002                2002
-----------------------------------------------------------------------------------------------------------------
                                                                                                     (restated
                                                                                                      -note 2)
ASSETS

Current assets:
          Cash and cash equivalents                                             $     191,649      $     248,391
          Accounts receivable, net of allowance of $9,649
              (February 28, 2002 - $34,578)                                           239,345            271,302
          Employee receivable                                                          30,775             26,417
          Inventories                                                                  40,869             48,834
          Prepaid expenses and deposits                                               134,217            256,953
          Assets of discontinued operations (note 4)                                   50,000            259,604
         --------------------------------------------------------------------------------------------------------
          Total current assets                                                        686,855          1,111,501

Equipment                                                                             262,431            754,241

Intellectual property, net of $1,613,018 accumulated
   amortization (February 28, 2002 - $705,695)                                      4,435,801          5,343,123
-----------------------------------------------------------------------------------------------------------------
Total assets                                                                    $   5,385,087      $   7,208,865
=================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
          Accounts payable                                                      $   1,564,026      $   1,398,861
          Accrued liabilities                                                         562,583            383,670
          Deferred revenue                                                            285,367            456,025
          Notes payable                                                               183,720            150,000
          Deposit                                                                      53,299                 --
          Current portion of obligations under capital lease                           29,583             43,129
          Liabilities of discontinued operations (note 4)                             283,283            387,671
         --------------------------------------------------------------------------------------------------------
          Total current liabilities                                                 2,961,861          2,819,356

Obligations under capital lease                                                            --             23,176

Stockholders' equity:
          Common shares, no par value (note 3):
                Authorized:  300,000,000 common shares
                Issued and outstanding:  219,574,251 shares (199,034,013
                   shares at February 28, 2002)                                   121,572,069        120,685,444
          Shares to be issued                                                         289,751            754,213
          Accumulated deficit                                                    (119,438,594)      (117,073,324)
         --------------------------------------------------------------------------------------------------------
          Total stockholders' equity                                                2,423,226          4,366,333
-----------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                      $   5,385,087      $   7,208,865
=================================================================================================================

Future operations (note 1)
Commitment and contingencies (note 7)
Subsequent events (note 8)

See accompanying notes to consolidated financial statements.

Approved on behalf of the Board:


DRAFT - JANUARY 14, 2003                                                       1

/s/ Robert Maul  Chairman          /s/ Edward W. Sharpless President & CEO


DRAFT - JANUARY 14, 2003                                                       2

HEALTHTRAC, INC.
(Formerly Virtualsellers.com, Inc.)

Consolidated Statements of Operations
(Unaudited)
(Expressed in United States dollars)

--------------------------------------------------------------------------------------------------------------------------
                                                           Three months ended                    Nine months ended
                                                                November 30                         November 30,
                                                   ---------------------------------     ---------------------------------
                                                         2002              2001               2002               2001
--------------------------------------------------------------------------------------------------------------------------
                                                                        (restated                             (restated
                                                                         -note 2)                              -note 2)
Revenue                                            $     780,010      $     963,052      $   2,626,694      $   1,724,246

Costs and expenses:
          Direct costs                                    29,921            153,072            456,170            162,813
          Selling, general and administrative
            expenses                                     630,029          1,205,509          3,050,402          3,212,583
          Amortization                                   307,776            218,800          1,013,553            352,750
          Write down of equipment                             --                 --            397,150                 --
         -----------------------------------------------------------------------------------------------------------------
                                                         967,726          1,577,381          4,917,275          3,728,146
--------------------------------------------------------------------------------------------------------------------------

Loss before the undernoted items                        (187,716)          (614,329)        (2,290,581)        (2,003,900)

Other Income (expense):
          Interest revenue                                  (450)               551                 --              5,921
          Lawsuit settlement                                  --             17,393                 --            113,921
          Miscellaneous                                       --             (1,425)                --             23,140
         -----------------------------------------------------------------------------------------------------------------
                                                            (450)            16,519                 --            142,982
--------------------------------------------------------------------------------------------------------------------------

Loss from continuing operations                         (188,166)          (597,810)        (2,290,581)        (1,860,918)
Loss from discontinued operations (note 4)               (55,198)          (407,637)           (74,689)        (5,514,699)
--------------------------------------------------------------------------------------------------------------------------

Loss for the period                                $    (243,364)     $  (1,005,447)     $  (2,365,270)     $  (7,375,617)
==========================================================================================================================

Basic and diluted loss per common share:
          Continuing operations                    $        0.00      $        0.00      $        0.01      $        0.01
          Discontinued operations                           0.00               0.00               0.00               0.04
--------------------------------------------------------------------------------------------------------------------------

                                                   $        0.00      $        0.00      $        0.01      $        0.05
==========================================================================================================================

Weighted average number of shares outstanding,
   basic and diluted loss per share                  218,110,190        164,843,970        212,734,705        144,368,863
==========================================================================================================================

See accompanying notes to consolidated financial statements.


DRAFT - JANUARY 14, 2003                                                       3

HEALTHTRAC, INC.
(Formerly Virtualsellers.com, Inc.)

Consolidated Statements of Stockholders' Equity
(Expressed in United States dollars)

-------------------------------------------------------------------------------------------------------------------------------
                                                             Common shares
                                                       ----------------------------
                                                                       Assigned       Shares to      Accumulated
                                                          Number        Value         be issued        deficit        Total
-------------------------------------------------------------------------------------------------------------------------------
Balance, February 28, 2001                             127,834,749   $ 107,521,482   $ 4,705,000   $(107,156,515)  $ 5,069,967

Shares issued during the year:

      Exercise of CCAA warrants                            732,433              --            --              --            --
      Issued for acquisition of Sullivan Park            6,500,000       2,210,000    (2,700,000)             --      (490,000)
      Shares issued and to be issued for
          acquisition of Healthtrac                     13,212,976       4,492,412       107,588              --     4,600,000
      Issued on acquisition of Med Wire
          assets                                           241,935         150,000            --              --       150,000
      Issued on acquisition of specific
          assets of Healthscape                            631,579         240,000            --              --       240,000
      Shares issued for cash received
          pursuant to private placements                42,985,717       4,744,125    (2,005,000)             --     2,739,125
      Shares to be issued for settlement
          of debt                                               --              --         6,000              --         6,000
      Shares issued for settlement of debt               3,716,090         971,767            --              --       971,767
      Shares issued for services                         1,425,777         123,658            --              --       123,658
      Shares issued for employees' and
          directors' compensation                        1,018,181         566,000            --              --       566,000
      Shares issued for severance pay                    1,000,000         100,000            --              --       100,000
      Shares returned to treasury and
          cancelled                                       (265,424)             --            --              --            --
      Shares to be issued for cash received
          pursuant to private placements                        --              --       640,625              --       640,625
      Share issue costs                                         --         (24,000)           --              --       (24,000)
      Subscription receivable                                   --        (410,000)           --              --      (410,000)
      Loss for the year                                         --              --            --      (9,916,809)   (9,916,809)
-------------------------------------------------------------------------------------------------------------------------------
Balance, February 28, 2002                             199,034,013     120,685,444       754,213    (117,073,324)    4,366,333

Shares issued during the period:
      Shares to be issued for settlement of debt                --              --        57,163              --        57,163
      Shares to be issued for cash received pursuant
         to private placements                                  --              --        15,000              --        15,000
      Shares issued for cash received pursuant to
         private placements                             19,540,238         834,125      (536,625)             --       297,500
      Shares issued for employee compensation            1,000,000         130,000            --              --       130,000
      Subscription receivable                                   --         (77,500)           --              --       (77,500)
      Loss for the period                                       --              --            --      (2,365,270)   (2,365,270)
-------------------------------------------------------------------------------------------------------------------------------

Balance, November 30, 2002                             219,574,251   $ 121,572,069   $   289,751   $(119,438,594)  $ 2,423,226
===============================================================================================================================

See accompanying notes to consolidated financial statements


DRAFT - JANUARY 14, 2003                                                       4

HEALTHTRAC, INC.
(Formerly Virtualsellers.com, Inc.)

Consolidated Statements of Cash Flow
(Unaudited)
(Expressed in United States dollars)

-----------------------------------------------------------------------------------------------------------
                                                           Three months ended         Nine months ended
                                                              November 30,              November 30,
                                                       ------------------------  --------------------------
                                                          2002            2001      2002              2001
-----------------------------------------------------------------------------------------------------------
                                                                     (restated                  (restated
                                                                     - note 2)                  - note 2)
Cash provided by (used in):

Operating activities:
       Loss for the period                             $(243,364)  $(1,005,447)  $(2,365,270)  $(7,375,617)
       Items not involving cash:
            Loss from discontinued operations             55,198       407,637        74,689     5,514,699
            Amortization                                 307,776       218,800     1,103,553       352,750
            Write-down of equipment                           --            --       397,150            --
            Non-cash compensation expense                     --            --        80,000            --
            Inventory obsolescence provision                  --            --       (30,768)           --
       Changes in non-cash operating working capital:
            Accounts receivable                         (104,443)      (18,501)       31,957       341,981
            Employee receivable                           (4,358)       (2,221)       (4,358)        4,968
            Prepaid expenses and deposits                 73,416        29,171       122.735        85,715
            Inventories                                      728        (3,646)       38,733        32,402
            Accounts payable                             139,140       532,524       222,328        14,294
            Accrued liabilities                         (137,415)     (289,179)      178,913        92,773
            Deferred revenue                             (61,665)           --      (170,658)           --
            Deposit                                           --            --        53,299            --
-----------------------------------------------------------------------------------------------------------
       Cash flow used in continuing operations            25,013      (271,506)     (357,697)     (936,037)
       Cash flow used in discontinued operations           3,998       (39,827)       (4,740)   (1,846,984)
-----------------------------------------------------------------------------------------------------------
                                                          29,011      (311,333)     (362,437)   (2,783,021)

Investments:
       Acquisition of equipment (net)                          4        (3,353)      (11,571)      (82,559)
       Acquisition costs                                      --      (132,038)           --      (283,562)
       Cash acquired on acquisition                           --            --            --        57,091
-----------------------------------------------------------------------------------------------------------
       Cash flow used in investing activities                  4      (135,391)      (11,571)     (309,030)

Financing:
       Cash received for shares issued                    62,500       741,250       270,000     2,501,250
       Repayment of capital lease obligation, net         (1,698)           --       (36,722)           --
       Long-term debt                                         --            --            --            --
       Note payable                                           --            --        33,720            --
       Cheques issued in excess of funds on deposit           --       (74,065)           --            --
       Cash received for shares to be issued                  --            --        15,000       205,000
      -----------------------------------------------------------------------------------------------------
       Cash flow provided by financing activities         60,802       667,185       281,998       221,196
-----------------------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents          89,817       220,461       (92,010)     (385,801)

Cash and cash equivalents, beginning of period           101,832            --       283,659       606,262

Cash of discontinued operations                               --        29,930            --        29,930
-----------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period               $ 191,649   $   190,531   $   191,649   $   190,531
===========================================================================================================

Non-cash transactions and supplemental disclosures (note 6)

See accompanying notes to consolidated financial statements.

DRAFT - JANUARY 14, 2003                                                       5

1.    FUTURE OPERATIONS:

      These financial statements have been prepared on the going concern basis, which assumes the realization of assets and the settlement of liabilities in the normal course of business. The application of the going concern concept is dependent on the Company's ability to generate future profitable operations and receive continued financial support from its shareholders and from external financing. The Company incurred a loss from operations of $2,365,270 for the nine months ended November 30, 2002 and has an accumulated deficit of $119,438,594 at November 30, 2002. For the nine months ended November 30, 2002, the Company used $362,437 in cash to fund operations, and as at November 30, 2002, the Company has a working capital deficiency of $2,275,006.

      Management projects that the Company will require additional cash and working capital for fiscal 2003 to manage prior liabilities of approximately $400,000 (unaudited). Although management is of the opinion that sufficient cash will be obtained from operations or external financing to meet the Company's liabilities and commitments as they become due in fiscal 2003, there can be no assurance that funds from external financings will be available when required on an economical basis to the Company. The ability of the Company to continue as a going concern and realize the carrying value of its assets is dependent on the Company's ability to increase its revenues by increasing its customer base and reducing its operating costs so that the Company achieves profitable operations. To date, subsequent to November 30, 2002 the Company has raised no funding through external common share private placements. If the Company is unable to obtain sufficient funds for operations, it will be required to reduce operations or liquidate assets.

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

            ====================================================================================
            Canadian subsidiaries                          United States subsidiaries
            ------------------------------------------------------------------------------------
            Canadian-American Communications Inc.          Northnet Telecommunications Inc.
            Canadian Northstar Transmission Systems Ltd.   eCommerce Solutions inc.
            Preferred Telemangement Inc. ("PTI)            Sullivan Park, Inc. ("Sullivan Park")
            Cam-Net Cellular Inc.                          Healthtrac Corporation
            ====================================================================================

            On February 28, 2002, the Company closed its catalogue sales division. During the third quarter of fiscal 2003, the Company discontinued its e-commerce segment segment, which been substantially curtailed in fiscal 2002. As a result, the catalogue and e-commerce divisions represent discontinued operations to the Company. In accordance with generally accepted accounting principles in the United States, prior period figures have been reclassified in the consolidated financial statements to separately reflect the assets, liabilities, revenues and expenses under discontinued operations accounting.

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

      (b)   Commitments to issue common shares:

            The Company has committed to issue 13,000,000 shares to former creditors under a reorganization plan. As at November 30, 2002, 10,581,455 (February 28, 2002 - 10,581,455) shares have been issued to creditors leaving an outstanding commitment to issue 2,418,545 (February 28, 2002 - 2,418,545) shares.

      (c)   Warrants:

            On June 4, 2001, the Company issued 65,000 share purchase warrants which expire June 4, 2004. Each warrant entitles the holder to purchase one common share for $0.56. As at November 30, 2002, 65,000 (February 28, 2002, 65,000) of these warrants were unexercised.

            On July 16, 2001, the Company issued 20,000 share purchase warrants which expire July 16, 2003. Each warrant entitles the holder to purchase one common share for $0.40. As at November 30, 2002, 20,000 (February 28, 2002, 20,000) of these warrants were unexercised.

            On August 3, 2001, the Company issued 50,000 share purchase warrants to a former employee in place of 45,000 options previously granted to that employee. The warrants expire on August 3, 2003. Each warrant entitles the holder to purchase one common share for $0.24. As at August 31, 2002, 50,000 (February 28, 2002, 50,000) of these warrants were unexercised.

            On January 2, 2002, the Company issued 6,000,000 share purchase warrants to the former President as part of his severance package. The warrants expire on January 2, 2007. Each warrant entitles the holder to purchase one common share for $0.10, the market price of the Company's common shares at the time of the issuance of the share purchase warrants. As at November 30, 2002, 6,000,000 (February 28, 2002, 6,000,000) of these warrants were unexercised. The company has cancelled these share purchase warrants.

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

            The following summarizes changes in stock options since February 28, 2002:

            ==================================================================================
                                                                             Weighted average
            Nine months ended November 30, 2002         Shares                 exercise price
            ----------------------------------------------------------------------------------
            Outstanding, beginning of period         6,776,000                         $ 0.14
            Repriced                                        --                             --
            Granted                                  6,000,000                           0.10
            Forfeited                               (3,000,000)                         (0.10)
            ----------------------------------------------------------------------------------

            Outstanding, end of period               9,776,000                         $ 0.13
            ==================================================================================

            ------------------------------------------------------------------
                                 Number        Price                    Expiry
            ------------------------------------------------------------------
            Employees           350,000         0.11             March 6, 2004
            Director          1,000,000         0.15             July 28, 2010
            Employees         1,590,000         0.15             July 28, 2010
            Directors           300,000         0.15        September 25, 2010
            Employee            775,000         0.15          October 23, 2010
            Directors           400,000         0.15          November 1, 2010
            Employees            25,000         0.15          November 1, 2010
            Employees            65,000         0.15           January 2, 2011
            Directors         1,200,000         0.15            April 24, 2011
            Employees            70,000         0.15            April 24, 2011
            Employee             26,000         0.15             July 16, 2011
            Employees           775,000         0.09          October 22, 2011
            Director            200,000         0.15          November 5, 2011
            Consultant        2,000,000         0.10            April 11, 2003
            Employee          1,000,000         0.10             April 1, 2004
            ------------------------------------------------------------------
            Total             9,776,000         0.13
            ==================================================================

            On June 10, 2002, President and Chief Executive Officer resigned from the Company and consequently, forfeited the 3,000,000 unvested options at $0.10 (note 7(c)).

            During the period, the expiry date was extended for 350,000 options held by former employees. No additional compensation is required to be recognized as a result of this modification.

            On April 1, 2002, 2,000,000 stock options were granted to a consultant of the Company which vest in accordance with certain performance criteria and expire on April 1, 2003. No compensation was required to be recorded to November 30, 2002, for this award.

      (e)   Issuance of shares for non-monetary consideration:

            Shares issued for employee and director compensation, to third parties for services rendered, for settlement of debt and for the acquisition of assets or businesses are recorded based upon the market trading value of the shares at the date of the related agreements to issue the shares.

4.    DISCONTINUED OPERATIONS:

      On February 28, 2002, the Company closed its catalogue sales division. During the third quarter of fiscal 2003, the Company discontinued its e-commerce segment which had been substantially curtailed in fiscal 2002. As a result, the catalogue and e-commerce divisions represent discontinued operations to the Company. In accordance with generally accepted accounting principles in the United States, prior year and current year figures have been reclassified in the consolidated financial statements to separately reflect the assets, liabilities, revenues and expenses under discontinued operations accounting.

      SUMMARIZED FINANCIAL INFORMATION FOR THE DISCONTINUED OPERATIONS IS AS
      FOLLOWS:

===================================================================================
                                             November 30, 2002    February 28, 2002
-----------------------------------------------------------------------------------
Assets

Cash                                                  $     --             $ 35,267
Accounts and employee receivables                           --               34,557
Inventory                                                   --                  544
Prepaid expenses                                            --               28,522
Equipment, net of accumulated amortization              50,000              160,715
-----------------------------------------------------------------------------------

Assets of discontinued operations                     $ 50,000             $259,605
===================================================================================

Liabilities

Accounts payable                                      $180,861             $287,604
Accrued liabilities                                    102,422              100,067
-----------------------------------------------------------------------------------

Liabilities of discontinued operations                $283,283             $387,671
===================================================================================

   ================================================================================
                                           Nine months ended      Nine months ended
                                           November 30, 2002      November 30, 2001
   --------------------------------------------------------------------------------
    Revenue                                        $  50,304             $  844,573
   Expenses:
         Direct costs                                 21,540                612,619
         Selling and administrative costs             54,139              2,213,268
         Amortization                                 26,201                636,152
         Write-down of equipment                     139,533              1,330,000
         Impairment of goodwill                           --              1,522,758
         Other                                            --                 44,475
    Gain on forgiveness of debt                     (116,420)                    --
   --------------------------------------------------------------------------------

    Loss from discontinued operations              $  74,689             $5,514,699
   ================================================================================

5.    SEGMENTED INFORMATION:

      The Company has two continuing operating segments - a health promotion division (Healthtrac Corp.) and a call center division (NorthStar TeleSolutions, Inc.). The health promotion and call center segments are located in the United States. Segmented information for the nine months ended November 30, 2002 with comparative figures for November 30, 2001 are as follows:

      Operating segments:

=================================================================================================
                                             Health
                                            promotion            Call Centre
NOVEMBER 30, 2002                            segment               segment              Total
-------------------------------------------------------------------------------------------------
Gross revenue                              $ 1,760,955           $  865,739          $ 2,626,694
Corporate                                           --                   --                   --
-------------------------------------------------------------------------------------------------

                                           $ 1,760,955           $  865,739          $ 2,626,694
=================================================================================================

Segment income (loss)                      $  (872,089)          $   14,731          $  (857,358)
Corporate                                           --                   --           (1,433,223)
-------------------------------------------------------------------------------------------------

Income (loss) for the period               $  (872,089)          $   14,731          $(2,290,581)
=================================================================================================

Segment assets                             $ 4,966,196           $  265,190          $ 5,231,386
Assets of discontinued operations                   --                   --               50,000
Corporate assets                                    --                   --              103,701
-------------------------------------------------------------------------------------------------

Total assets                               $ 4,966,196           $  265,190          $ 5,385,087
=================================================================================================

Equipment additions:

Equipment                                  $     5,385           $    5,075          $    10,460
Corporate                                           --                   --                1,111
-------------------------------------------------------------------------------------------------

                                           $     5,385           $    5,075          $    11,571
=================================================================================================

Amortization expense:

Equipment                                  $    13,946           $   20,183          $    34,129
Intellectual property                          907,322                   --              907,322
Corporate assets                                    --                   --               72,102
-------------------------------------------------------------------------------------------------

                                           $   921,322           $   20,183          $ 1,013,553
=================================================================================================

---------------------------------------------------------------------------------------------------
                                                Health
                                             promotion           Call Centre
         NOVEMBER 30, 2001                     segment               segment                 Total
---------------------------------------------------------------------------------------------------

Gross revenue                              $   717,827           $ 1,006,419           $ 1,724,246
===================================================================================================
Segment loss                               $  (494,443)          $  (209,425)          $  (703,868)
Corporate                                           --                    --            (1,157,050)
---------------------------------------------------------------------------------------------------

Loss from continuing operations            $  (494,443)          $  (209,425)          $(1,860,918)
===================================================================================================

Segment assets                             $ 6,099,774           $   212,553           $ 6,312,327
Assets of discontinued operations                   --                    --               705,339
Corporate assets                                    --                    --               727,276
---------------------------------------------------------------------------------------------------

Total assets                               $ 6,099,774           $   212,553           $ 7,744,942
===================================================================================================

Equipment additions:

Equipment                                  $   491,033           $    30,277           $   521,310
Discontinued operations                             --                    --                11,332
Corporate                                           --                    --                 3,977
---------------------------------------------------------------------------------------------------

                                           $   491,033           $    30,277           $   536,619
===================================================================================================

Amortization expense:

Equipment                                  $   247,140           $    30,590           $   277,730
Corporate assets                                    --                    --                75,020
---------------------------------------------------------------------------------------------------

                                           $   247,140           $    30,590           $   352,750
===================================================================================================

                   ----------------------------------------------------------------
                                              Nine months ended   Nine months ended
                                              November 30, 2002   November 30, 2001
                   ----------------------------------------------------------------
                       Call center service           $  865,739          $1,006,419

                       Healthcare:
                           Book sales                   368,753              88,101
                           Programs revenue           1,392,202             629,726
                   ----------------------------------------------------------------

                                                     $2,626,694          $1,724,246
                   ================================================================

6.    NON-CASH TRANSACTIONS AND SUPPLEMENTAL DISCLOSURES:

---------------------------------------------------------------------------------------------------
                                                               Nine months ended  Nine months ended
                                                               November 30, 2002  November 30, 2001
---------------------------------------------------------------------------------------------------
Issuance of shares for:
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

---------------------------------------------------------------------------------------------------

7.    COMMITMENT AND CONTINGENCIES:

      (a)   Rolling Meadows Premises:

            The Company moved its e'commerce operations from Rolling Meadows,
                  Illinois to the Greenwood, Indiana offices in October 2001. A complaint was filed for rent and damages in the amount of $859,512. The Company's position on this proceeding is that the building has been sublet and deny that they owe the Plaintiff any money. The outcome of this complaint is currently uncertain and consequently no amounts have been accrued as at November 30, 2002. Management is in current discussions with the plaintiff to settle the dispute.

8.    SUBSEQUENT EVENTS:

      Subsequent to November 30, 2002, the Company issued 1,450,000 common shares to consultants for services rendered.

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

GENERAL OVERVIEW

Healthtrac provides health management services to health plans, self-insured employers and government agencies via programs designed to postpone disease and disability through preventive practices and chronic disease self-management. Our health risk assessment identifies high-risk constituents prior to high claims utilization, our tailored interventions reduce health risks and costs by supporting healthy changes and condition management, and our reporting capabilities track changes over time and evaluate each program's impact. Healthtrac measures return on investment, participant and group changes in health risks, health consumerism, and productivity, and tracks reductions in healthcare usage.

Healthtrac's products and services are designed to enhance the quality of care while reducing the overall cost of health care. Our programs are intended to not only lead the way to better health but to do so in a way that can be continually measured in terms of effectiveness and results.

The fundamental mission of Healthtrac -- to improve the health status of the population -- is reflected in all of our programs. Our goals are to reduce health risks and improve health status, reduce health care costs, and provide sound data on program impact.

Healthtrac offers a variety of programs ranging from minimal intervention (Healthtrac 101) for the entire client population, to intensive interventions for those at greatest risk (Healthtrac High Risk). Our products are available to participants through the mail or via the Internet.

The core components of the Healthtrac programs are:

         - Health Assessments (i.e. the tool used to measure and monitor the population's health risks, and to identify those individuals at greatest risk for poor health status);

         - Self-Care (e.g. Take Care of Yourself Online and book versions, health promotion newsletter, self-care books, online medical encyclopaedia, medical Libraries, health news and content);

         - Health Education and Promotion (e.g. health education materials, personalized letters and reports summarising health assessment responses and providing encouragement to take action to improve health, online Learning Centres)

         - High Risk Identification and Intervention (e.g., targeted risk and condition-specific health education materials and health education telephone counselling).

Healthtrac 101 reduces the need and demand for health care services by helping participants increase their personal health self-confidence and their ability to employ effective self-management practices. This program provides essential health promotion intervention to participants through universal health information, education, and support to help participants achieve and maintain the highest possible level of well-being. Tailored and targeted feedback reinforces healthy changes based on their self-efficacy and readiness to make changes, wherever they may be on the health continuum. The results are reinforcement of gradual progress toward goals, improvements in health status and reductions in health risks, accompanied by a decrease in unnecessary and inappropriate use of medical care resources.

The Healthtrac High Risk program provides an intensive health education intervention for those who are at greatest risk to utilize high cost services. Effective interventions targeted to this high cost population can yield substantial savings. With proactive, early intervention, what might otherwise become major medical problems, with associated expenses, absenteeism and loss of productivity, can be minimized or, in some cases, completely avoided. As evidence of the effectiveness of this approach, the Healthtrac High Risk program yields ROI's as high as 8:1, as proven through published research.

There are twelve risk modules in the High Risk Program, more being developed in 2003, each emphasizing a specific lifestyle-related or chronic condition.

The lifestyle risk modules are:

         -        Cigarette smoking

         -        Stress

         -        Overweight

         - Combined lifestyle risks: high stress, sedentary lifestyle, poor nutrition

The chronic condition modules are:

         -        Arthritis

         -        Asthma

         -        Back Pain

         -        Diabetes

         -        Heart Disease

         -        High Blood Pressure

         -        Lung/Respiratory Disease

         -        Stroke

Our supporting services include:

         - Client Services (e.g. assists with the day-to-day management of the program)

         - Account Management (e.g. consults with the client to determine strategic needs and meet objectives)

         - Medical Consultation (e.g. James Fries, MD, Medical Director for Healthtrac provides demand management, research, and other consultation for clients)

         - Health Education Consultation (e.g. our health educators provide consultation on health promotion programs and educational materials)

         - Claims Analysis (e.g. evaluation and comparison of healthcare, workers compensation, disability claims, and personnel measures with Healthtrac data).

         - Call Center Counseling (e.g. health decision support -- 24 hours a day, seven days a week)

All Healthtrac programs employ four essential strategies:

         1. Analysis of the participant's health status through health assessment questionnaires

         2. Development of a personal action plan -- tailored to the individual's needs and readiness to change -- that is designed to increase self-efficacy and reduce health risks

         3.       Education in wise and appropriate medical care decision-making

         4. Ongoing reinforcement of positive health habit changes through periodic health assessment, serial tracking of changes in health status and health risks, and targeted health promotion messages


CALL CENTER OPERATIONS

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

In the past, we have provided services to a limited number of cable television operators and Internet service providers in the United States. Even though we have recently lost some small clients primarily due to economic conditions, we have expanded our client base and now service over 60,000 homes with cable television and/or other broadband services. We target businesses that have a customer base of up to 20,000 customers, as we have found that businesses with more than 20,000 customers typically have well established in-house call centers. We market our call center services through periodic advertising, direct mail, strategic partnerships and outbound telemarketing, as well as by appearances at industry trade-shows.

We concentrate our call center services on customer support and transaction processing, allowing our clients to concentrate on the marketing and growth of their businesses while still maintaining a high level of customer care and service. We are cultivating new customers for the call center, which have also begun to provide cable-related services such as local and long distance telecommunications and Internet access. By utilizing our service we are able to bundle and/or market together the services provided by our clients. We have also had quite a bit of success with our newest service that enables us to remotely control the services of our client's subscribers. This service greatly reduces the operating cost to our clients by eliminating truck rolls while improving customer satisfaction as they are able to receive immediate service and enhanced service offerings.

                                     - 17 -
We are continuing to expand our scope of service that we provide. In the past, we provided limited services to cable television operators and Internet service providers in the United States. We have expanded the scope of our call center operations and are better positioned to support new and existing clients that offer the latest services and technologies. We currently handle approximately 45,000 transactions and 16,000 calls per month and have the resources to significantly increase each of these.

OTHER OPERATIONS

On September 23, 2002, the PSSP Group division was discontinued. Management distributed the company's information technology resources between its Greenwood, Indiana data center and Redwood City, California headquarters where the information technology staff has assumed full responsibility for all Healthtrac's IT products and services.

                                     - 18 -
RESULTS OF OPERATIONS

During the quarter ended November 30, 2002, we continued to concentrate on the development of our health promotion business, on the development of the Healthtrac name and on our call center business.

Some of our recent highlights and accomplishments include:

         - We reduced headcount by consolidating the investor relations area with existing resources, closing the PSSP/e-commerce division, terminating a vendor contract and internally consolidating public relations efforts, outsourcing the accounting functions, and consolidating technology into the Redwood City office, resulting in savings of $1.7 million annually.

         - We shut down our Chicago (120 North LaSalle) and South Carolina offices and consolidated operations in our Redwood City headquarters. We maintain a satellite sales and client service office in Chicago.

         - We implemented a Web-based interactive CRM package to allow for better tracking of prospects and proposals, along with forecasting tools for improved financial planning.

         -        We retained new counsel in both Canada and the United States.

         - Due to new compliance requirements mandated in the recent Sarbanes-Oxley Act of 2002, we made considerable changes in our internal policies and controls relating to accounting policies, disclosure and other governance and share issuance matters.

         - Healthtrac renewed its service agreement with Monterey County Health Promotion Partnership.

         - Caterpillar Inc. based in Peoria, Illinois has renewed its contract with Healthtrac Corporation to continue to use Healthtrac's programs and services at the core of Caterpillar's Healthy Balance(R) program.

         - Healthtrac signed a three-year agreement to offer its products and services to the members of the Employers' Association. Employers' Association is a management-oriented service organization structured to complement the human resource management of member firms and inform them on related regulatory matters. EA members are located throughout Illinois with the majority comprising manufacturing and service industries.

         - NorthStar TeleSolutions signed service agreements with three new clients, including Broadband Concepts, Inc., Satellite Management Services, Inc., and Visions Stores Corporation, d/b/a Visions Communications.



On October 2, 2002, the company implemented a comprehensive restructuring plan in an effort to reduce expenses, improve client service and increase sales. The board approved the measure to close the Chicago office and consolidate operations in Redwood City, California.

Three Months Ended November 30, 2002 Compared to Three Months Ended November 30, 2001

Revenues for the three months ended November 30, 2002 ("Third Quarter 2003") of $780,010 decreased $183,042, a decrease of 19% from revenues of $963,052 for the three months ended November 30, 2001 ("Third Quarter 2002"). The decrease in revenues in Third Quarter 2003 over Third Quarter 2002 is primarily due to a break in billing our large customers during the transition of client programs to our new system.

At the call center, the Third Quarter 2003 revenues were $299,849 compared to $415,829 for Third Quarter 2002 and $291,222 for Second Quarter 2003. The call center generates revenue providing transaction processing and backroom services including inbound and outbound telemarketing, customer and technical support, customer order entry, centralized billing and collection, order fulfilment, customer dispatch functions and other related services. The revenues were consistent with Second Quarter 2003 and the decline from Third Quarter 2003 was due to the loss of a major account from 2002 at the beginning of the fiscal year.

Healthtrac Corporation earned revenues of $480,158 for Third Quarter 2003 compared to $572,004 for Third Quarter 2002 and $526,646 for Second Quarter 2003. The decrease is due to the division focusing on the implementation of its new software versus marketing for new customers, a decline in revenues from existing customers due to processing delays caused by the new software implementation and an overall decline in book and processing revenues due to lower customer demand as a result of the customer cost containment initiatives. Healthtrac Corporation generates revenues by providing health promotion and disease management services to self-funded employers and health insurance plans.

Direct product costs in Third Quarter 2003 were $29,921 compared to direct costs of $153,072 in Third Quarter 2002, a decrease of $123,151. The call center division primarily sells services and thus has no direct product costs. The decrease in direct product costs is due to the lower book sales at Healthtrac during the quarter.

Selling, general and administrative expenses decreased to $630,029 from $1,205,509 in Third Quarter 2002, a decrease of $575,480. The decrease is due to streamlining processes and procedures to reduce the number of people that we employ at the divisions but primarily at head office.

Depreciation and amortization increased from $218,800 to $307,776, an increase of $88,976. The increase is due to the amortization of the intellectual property of Healthtrac.

Other income (expense) decreased from income of $16,519 in Third Quarter 2002 to expense of $450 in Third Quarter 2003, a decrease of $16,969. Other income in Third Quarter 2002 related primarily to a gain on the settlement of a lawsuit against one of the Company's former business suppliers.

The Company had recorded a loss of $407,637 in Third Quarter 2002 compared to a loss in Third Quarter 2003 of $55,198 relating to its e'commerce and catalogue divisions which have been reclassified to discontinued operations due to the shut-down of the catalogue division in fiscal 2002 and the e'commerce division in Third Quarter 2003. These divisions had no activity in Third Quarter 2003 and the loss is due to the write-down of assets no longer in use nor recoverable.

For Third Quarter 2003, we recognized a loss of $243,364 or $0.00 per share, compared to a loss of $1,005,447 or $0.00 per share for Third Quarter 2002. The decrease in the loss is due to the factors explained above.

Nine Months Ended November 30, 2002 Compared to Nine Months Ended November 30, 2001

Revenues for the Nine Months ended November 30, 2002 ("Nine Months 2003") of $2,626,694 increased $902,448, an increase of 52% from revenues of $1,724,246 for the Nine Months ended November 30, 2002 ("Nine Months 2002"). The increase in revenues in Nine Months 2003 over Nine Months 2002 is primarily due to the health promotion segment, which we acquired in the late Second Quarter of fiscal 2002.

At the call center, the Nine Months 2003 revenues were $865,739 compared to $1,006,419 for Nine Months 2002. The call center generates revenue providing transaction processing and backroom services including inbound and outbound telemarketing, customer and technical support, customer order entry, centralized billing and collection, order fulfilment, customer dispatch functions and other related services. The revenues declined with Nine Months 2002 due to the loss of a major customer at the beginning of the fiscal year.

Healthtrac Corporation earned revenues of $1,760,955 for Nine Months 2003 compared to $717,827 for the Nine Months 2002. The increase was due to the Nine Months 2002 only having four reporting months due to the acquisition compared to nine months for 2003. On an annualized basis, revenues have declined due to the division focusing on the implementation of its new software versus marketing for new customers, a decline in revenues from existing customers due to processing delays caused by the new software implementation and an overall decline in book and processing revenues due to lower customer demand as a result of the customer cost containment initiatives. Healthtrac Corporation generates revenues by providing health promotion and disease management services to self-funded employers and health insurance plans.

Direct product costs in Nine Months 2003 were $456,170, compared to direct costs of $162,813 in Nine Months 2002, an increase of $283,357. The call center division primarily sells services and thus has no direct product costs. The increase in direct product costs is due to books and other direct costs at Healthtrac, which included nine months in 2003 compared to only four months in 2002.

Selling, general and administrative expenses decreased to $3,050,402 from $3,212,583 in Nine Months 2002, a decrease of $162,181. The decrease is due to lower expenses for the last three months of this period. There was an increase in the expenses due to the inclusion of the expenses of Healthtrac for nine months in 2003 compared to only four months in 2002, but this was more than offset by cost cutting measures implemented in Third Quarter 2003.

Depreciation and amortization increased from $352,750 to $1,103,553, an increase of $750,803. The increase is due to the amortization of intellectual property that arose from the acquisition of our Healthtrac subsidiary, partially offset by the lower amortization of goodwill from the Sullivan Park acquisition due to the write-off of the Sullivan Park goodwill in Nine Months 2002.

In the Nine Months 2003, the Company abandoned certain assets acquired in 2002 resulting in a write-down of $397,150. These assets were abandoned as they did not fit in with the long-term goals and direction of the Company. The assets abandoned included the assets acquired from Healthscape and Medwired in 2002.

Other income (expense) decreased from income of $142,982 in Nine Months 2002 to income of $nil in Nine Months 2003, a decrease of $142,982. Other income in Nine Months 2002 related primarily to a gain on the settlement of a lawsuit against one of the Company's former business suppliers.

The Company recorded a loss of $74,689 in Nine Months 2003 compared to a loss of $5,514,699 relating to its catalogue and e-commerce divisions which have been reclassified to discontinued operations due to the shut-down of the catalogue division in fiscal 2002 and the e'commerce division in Third Quarter 2003. These divisions had minimal activity in Nine Months 2003 and the loss represents a write-down of the remaining e-commerce assets. For the Nine Months 2002, the loss included $2,852,758 for the write-down of goodwill and fixed assets and $2,661,911 for operations. These divisions were shut-down due to their continued incurrence of operating losses and due to the substantial decline in the prospects for e'commerce and telecommunications companies.

For Nine Months 2003, we recognized a loss of $2,365,270 or $0.01 per share, compared to a loss of $7,375,617 or $0.05 per share for Nine Months 2002. The decrease in the loss is due to the factors explained above.

LIQUIDITY AND CAPITAL RESOURCES

As at November 30, 2002, we had a net working capital deficiency of $2,275,006 including cash resources of $191,649.

During Third Quarter 2003, we generated $29,015 in cash from operations and investing activities and received $60,802 in cash from financing activities for a net increase in cash of $89,817. During Nine Months 2003, we used $362,437 in cash to fund operations, used $11,571 in cash to fund investing activities which consisted solely of capital asset additions and received $281,998 in cash from financing activities for a net decrease in cash of $92,010.

We have historically funded operations through the issuance of our common shares. We expect to fund future operations and investments through the issuance of common shares. We estimate our cash requirements for capital asset additions for the remainder of fiscal 2003 to be approximately $25,000. We also estimate that, due to unforeseen circumstances, cash flow from operations may be negative in fiscal 2003, and thus, we may require additional financing in order to continue operations. At this time, we do not know if additional capital will be required to fund operations. There is no guarantee that we will be able to obtain the additional cash resources if necessary, or if available, resources can be obtained at reasonable terms. If the Company is unable to obtain sufficient funds for operations, it will be required to reduce operations or liquidate assets. Management believes that the additional cash resources will be available from private placements.

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

The consolidated financial statements have been prepared on the going concern basis, which assumes that our company will be able to realize its assets and discharge its obligations in the normal course of business. If we were not to continue as a going concern, we would likely not be able to realize on our assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the consolidated financial statements. We incurred a loss for the nine month period of $2,365,270 and used $362,437 in cash to fund operations for the period ended November 30, 2002.

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

RISK FACTORS

FORWARD LOOKING STATEMENTS

This quarterly report on Form 10-Q contains both historical and forward-looking statements. All statements other than statements of historical facts are, or may be deemed to be, forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended and are subject to the "safe harbor" created by those sections. These forward-looking statements are not based on historical facts, but rather reflect management's current expectations concerning future results and events. These forward-looking statements generally can be identified by use of statements that include phrases such as "believe," "expect," "anticipate," "intend," "plan," "foresee," "likely," "will" or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals are or may be forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be different from any future results, performance and achievements expressed or implied by these statements.

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on the assumption that the Company will not lose a significant customer or customers, that the Company's markets will continue to grow, that the Company's products will remain accepted, that competitive conditions within the Company's markets will not change materially or adversely, that the Company will retain key personnel, that the Company's forecasts will accurately anticipate market demand, and that there will be no material adverse change in the Company's operations or business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. In addition, the business and operations of the Company are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

Such estimates, projections or other "forward-looking statements" involve various risks and uncertainties as outlined below and those discussed in our Form 10-K Annual Report for the year ended February 28, 2002. The cautionary statements made in this document and in our Form 10-K Annual Report should be read as being applicable to all related forward-looking statements wherever they appear in this document. We caution the readers that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward-looking statements." Readers should carefully consider the following factors in evaluating our company, our business and any investment in our company:

Risks Related to Our Business

We Have A Limited Operating History, Which Makes It Difficult To Evaluate Our Future Prospects.

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

We Have A History Of Losses And Expect To Continue To Incur Significant Operating Losses And Negative Cash Flow, And We May Never Be Profitable.

We have incurred substantial net losses and have a substantial net operating loss carryover. A significant component of these losses were incurred in operations, which we no longer operate but we have spent significant funds to develop our current business divisions, procure hardware, software and networking products and develop our operations, research and development and sales and marketing operations. For the nine month period ended November 30, 2002, we incurred losses of $2,365,270. As of November 30, 2002, we had an accumulated deficit of $119,438,594. We have incurred significant operating losses and have not achieved profitability. While we feel confident that we can secure additional funds through private placement financing if necessary and successfully carry out our business plan, there can be no assurance that we will accomplish these tasks and achieve profitability. If we cannot successfully carry out our business plan, then our continuing business operations would be adversely affected.

To achieve operating profitability, we will need to increase our customer base and revenue and decrease our costs. We may not be able to increase our revenue or increase our operating efficiencies in this manner. If our revenue grows more slowly than we anticipate or if our operating or capital expenses increase more than we expect, our operating results will suffer. The auditors' report on our annual consolidated financial statements for the year ended February 28, 2002, contains an explanatory paragraph that states that our recurring losses from operations raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result in the change of this uncertainty.

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

Our current and future levels of operating expenses and capital expenditures are based largely on our growth plans and estimates of future revenue. These expenditure levels are, to a large extent, fixed in the short term. We may not be able to adjust spending in a timely manner to compensate for any unexpected revenue shortfall, and any significant shortfall in revenue relative to planned expenditures could negatively impact our business and results of operations. In addition, if our customer base expands rapidly or unpredictably, we may not be able to efficiently utilize our infrastructure or we may not have sufficient capacity to satisfy our customers' requirements, which could harm our operating results. Moreover, because many of our expenses are components of our cost of revenues, our gross margins may remain negative in the future.

Due to these and other factors, quarter-to-quarter comparisons of our operating results may not be meaningful. Readers of this report should not rely on our results for any one quarter as an indication of our future performance. In future quarters, our operating results may fall below the expectations of public market analysts or investors. If this occurs, the market price of our common stock would likely decline.

We Have Grown Very Rapidly And Our Ability To Achieve Profitability Will Suffer If We Fail To Manage Our Growth.

We have rapidly expanded our business during the transition to becoming a health promotion/customer service and Internet software and development company, although we have decreased our number of employees from 79 at February 28, 2001 to 52 at February 28, 2002. As of August 31, 2002, we had 52 employees, and as at November 30, 2002 we had 37. Staff reductions were made in Healthtrac Inc.'s administrative and PSSP areas. These changes have placed, and will continue to place, a significant strain on our employees, management systems and other resources. We expect our business to continue to grow in terms of geographic scope, number of customers and the scope of services we offer. There will be additional demands on our customer service support, research and development, sales and marketing and administrative resources as we try to increase our service offerings, expand our geographic scope and expand our target markets. The strains imposed by these demands are magnified by our limited operating history. We may not be able to successfully manage our growth. In order to manage our growth successfully, we must:

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

We will compete with other companies providing or maintaining online services or Web sites targeted to the health promotion and disease management industry, companies providing or maintaining online general health promotion and disease management information and related services, companies providing or maintaining public sector and non-profit Web sites that contain health-related information and services, companies providing or maintaining Web search services particularly geared to medical and healthcare Web sites, and publishers and distributors of traditional media targeted to doctors and the healthcare industry. Many of our competitors are larger than we are and have significantly greater financial resources and marketing capabilities than we do, together with better name recognition. It is also possible that new competitors may emerge and acquire significant market share. Competitors with superior resources and capabilities may be able to utilize such advantages to market their Web site, products and services better, faster and/or cheaper than we can. Increased competition is likely to result in reduced gross margins and loss of market share, either of which could have a material adverse effect upon our business, results of operations and financial condition. Because of these competitive factors and due to our comparatively small size and limited financial resources, we may be unable to compete successfully.

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

If We Are Unable To Retain Our Executive Officers And Key Personnel, We May Not Be Able To Successfully Manage Our Business Or Achieve Our Objectives.

Our business and operations are substantially dependent on the performance of our key employees. Effective September 18, 2002, Edward Sharpless was appointed as President and CEO of our company. Although we believe that the loss of Mr. Sharpless will not have a materially adverse impact upon our company, there can be no assurance in this regard, nor any assurance that we will be able to find a suitable replacement for Mr. Sharpless. Furthermore, we do not maintain "key man" life insurance on the lives of any of our officers. If we lose the services of one or more of our executive officers or key employees or if one or more of them decides to join a competitor or otherwise compete directly or indirectly with us, we may not be able to successfully manage our business or achieve our business objectives.

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

Our Business Will Suffer If We Do Not Enhance Or Introduce New Services And Upgrades To Meet Changing Customer Requirements.

The market for Web based products such as our online health management product is characterized by rapid technological change, frequent new hardware, software and networking product introductions and Internet-related technology enhancements, uncertain product life cycles, changes in customer demands and evolving industry standards. Any delays in responding to these changes and developing and releasing enhanced or new services could hinder our ability to retain existing and obtain new customers. In particular, our technology is designed to support a variety of hardware, software and networking products that we believe to be proven and among the most widely used. We cannot assure readers of this report, however, that present and future customers will continue to use these products. Even if they do, new versions of these products are likely to be released and we will need to adapt our technology to these new versions. We must, therefore, constantly modify and enhance our technology to keep pace with changes made to our customers' hardware and software configurations and network infrastructures. If we fail to promptly modify or enhance our technology in response to evolving customer needs and demands, our technology could become obsolete, which would significantly harm our business. In addition, frequent changes in the hardware, software and networking components of the systems and services we provide could adversely affect our ability to automate the deployment process, a key element of our business strategy.

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

Our common stock is quoted on the OTC Bulletin Board and is thinly traded. In the past, our trading price has fluctuated widely, depending on many factors that may have little to do with our operations or business prospects. In addition, the OTC Bulletin Board is not an exchange and, because trading of the securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on an exchange of the Nasdaq Stock Market, Inc., shareholders may have difficulty reselling any of the shares purchased from the selling stockholders.

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

We May Not Be Able To Obtain The Additional Financing Necessary To Grow Our Business.

In order to grow our business and finance future acquisitions, we may require additional financing. We currently have a working capital deficiency of $2,275,006. As of November 30, 2002, our accumulated deficit was $119,438,594. Furthermore, we have experienced negative cash flows during each of the last three years of operations. We have historically depended upon capital infusion from the issuance of long term debt and equity securities to provide the cash needed to fund operations. Sales of additional equity securities, through a traditional underwritten offering, would dilute, on a pro rata basis, the percentage ownership of all holders of common shares. There can be no assurance that any such financing would be available upon terms and conditions acceptable to us, if at all. The inability to obtain additional financing in a sufficient amount when needed and upon acceptable terms and conditions could have a material adverse effect upon our company and our revenue growth may be adversely affected. If adequate funds are not available on acceptable terms when needed, we may be required to delay, scale-back or eliminate marketing of one or more of our products or development programs or obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates or potential products that we would not otherwise relinquish. Inadequate funding also could impair our ability to compete in the marketplace and could result in our dissolution.

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

ITEM 4 Controls and Procedures

As of November 30, 2002, an evaluation was performed under the supervision and with the participation of our company's management, including our CEO, of the effectiveness of the design and operation of our company's disclosure controls and procedures. Based on that evaluation, our company's management, including the CEO, concluded that our company's disclosure controls and procedures as well as those of our company's subsidiaries, were effective as of November 30, 2002. With the appointment of Edward Sharpless to the position of president and CEO, there have been significant improvements to our company's internal controls. Additionally, Mr. Sharpless maintains an ongoing review of all financial and disclosure controls and procedures.

PART II OTHER INFORMATION

ITEM 1 Legal Proceedings

On September 25, 2001, Rolling Meadows Associates, I, LLC, by Zaragon Holdings, Inc., filed a Complaint in Cook County, Illinois Circuit Court against VirtualSellers.com, Inc. for possession of the premises located at 3075 Tollview Drive, Rolling Meadows Illinois and for rent or damages for withholding possession of these premises for the period from September 1, 2001 through September 30, 2001 in the amount of $26,315 plus all rents accruing through the date of trial. A complaint was filed for rent and damages in the amount of $859,512. The Company's position on this proceeding is that the building has been sublet and deny that they owe the Plaintiff any money. The outcome of this complaint is currently uncertain and consequently no amounts have been accrued as at November 30, 2002. Management is in current discussions with the plaintiff to settle the dispute.

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

The Company is also involved in other legal proceedings and claims arising in the ordinary course of business. The Company does not believe that any liabilities related to the legal proceedings to which it is a party are likely to be, individually or in the aggregate, material to the Company's consolidated financial condition, results of operations or cash flows.

ITEM 2 Changes in Securities and Use of Proceedings

Recent Sales of Unregistered Securities

During the quarter ended November 30, 2002, we issued the following securities, none of which were registered under the Securities Act of 1933:

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

On September 11, 2002, we issued 350,000 common shares at a price of $0.035 per share and to an investor, who we had reasonable grounds to believe was an accredited investor, capable of evaluating the merits and risks of this investment, and who acquired the shares for investment purposes. The transaction was private in nature, and the shares were issued in reliance upon Section 4(2) and/or Rule 506 promulgated under the Securities Act of 1933. The investor is a director of the company.

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

On November 27, 2002, the Registrant filed a lawsuit in the U.S. District Court for the Northern District of California against Dennis Sinclair ("Sinclair"), Raymond Mol ("Mol") and Mel Baillie ("Baillie") (collectively the "Defendants"). The lawsuit is primarily based upon certain sales or acquisitions of the Registrant's stock engaged in or authorized by the Defendants while they were directors and/or officers of the Registrant in violation of Section 16(b) of the Securities Exchange Act of 1934, 15 U.S.C. ss. 78p(b) ("Section 16"). Section 16 generally restricts certain corporate "insiders" from profiting due to the sale or acquisition of corporate securities within a six month period of the original transaction, by mandating that all such profits shall inure to, and be recoverable by, the issuer of the securities. In the lawsuit, the Registrant seeks the recovery of profits which it believes were received by the Defendants as a result of securities sales or purchases during the approximate period of November, 1999 through November, 2001, pursuant to Section 16 and applicable common law principles governing the conduct of corporate fiduciaries. In addition to the disgorgement of profits, the Registrant also seeks a complete accounting by the Defendants for all transactions which they conducted involving the Registrant's securities or those of its predecessors while holding corporate office or membership on the Registrant's Board of Directors.

On December 12, 2002 one of the Registrant's directors, Richard Kessler, resigned from the Board of Directors. Mr. Kessler indicated to the Board that he resigned for personal reasons.

On December 16, 2002, the Principal Executive Officer and Principal Financial Officer of the Registrant provided a written statement on the Registrant's Quarterly Report on Form 10-Q for the quarter ended August 31, 2002, as amended, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

21.3 Preferred Telemanagement Inc. (formerly Suncom Telemanagement Inc.)

21.4 CAM-NET Cellular Inc. (formerly Direct Advantage, Inc. and Invoice Reduction Services, Inc.

21.5 NorthNet Telecommunications Inc. (d.b.a. NorthStar Telesolutions)

21.6 eCommerce Solutions Inc. (d.b.a. Professional Services and Software Products group)

21.7 Healthtrac Corporation

99.1 Certification Pursuant to 180 S.C. Section 1350, as Adopted Pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002 - Edward W. Sharpless, President and Chief Executive Officer

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act, Healthtrac, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         HEALTHTRAC, INC.

                         By:/s/ Edward W. Sharpless
                         Edward Sharpless,
                         Duly Authorized Officer and Principal Financial Officer
                         Date: January 14, 2003

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

Date: January 14, 2003

/s/ Edward W. Sharpless
-------------------------------
Edward W. Sharpless
President, Principal Executive Officer & Principal Financial Officer

                 Exhibit Index

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

21.3 Preferred Telemanagement Inc. (formerly Suncom Telemanagement Inc.)

21.4 CAM-NET Cellular Inc. (formerly Direct Advantage, Inc. and Invoice Reduction Services, Inc.

21.5 NorthNet Telecommunications Inc. (d.b.a. NorthStar Telesolutions)

21.6 eCommerce Solutions Inc. (d.b.a. Professional Services and Software Products group)

21.7 Healthtrac Corporation

99.1 Certification Pursuant to 180 S.C. Section 1350, as Adopted Pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002 - Edward W. Sharpless, President and Chief Executive Officer