Form 10-K
period 2003-02-28
HEALTHTRAC INC
filed 2003-06-13
CIK 790948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-14356

HEALTHTRAC, INC.

(Exact name of Registrant as specified in its charter)

Canada (State or other jurisdiction of incorporation or organization)	911353658 (IRS Employer Identification No.)

539 Middlefield Road, Redwood City, California (Address of principal executive offices)	94063 (Zip Code)

Registrant’s telephone number, including area code: (650) 839-5500

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock

     Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [  ] No [X]

     As of May 21, 2003, there were outstanding 223,104,598 shares of Common Stock of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant’s Proxy Statement to be submitted to the Commission on or before June 28, 2003, are incorporated by reference into Part III.

The Exhibit Index begins on page F-24.

INTRODUCTORY NOTE

     The Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and the Company intends that certain matters discussed in this report are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified by the context of the statement which may include words such as the Company “believes”, “anticipates”, “expects”, “forecasts”, “estimates”, or other words of similar meaning and context. Similarly, statements that describe future plans, objectives, outlooks, targets, models or goals are also deemed forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those forecasted or anticipated as of the date of this report. Certain of such risks and uncertainties are described in close proximity to such statements and elsewhere in this report, including Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Stakeholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements or construe such statements to be a representation by the Company that the objectives or plans of the Company will be achieved. The forward-looking statements included in this report are made only as of the date of this report, and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Item 1. Business

Available Information

     The Company maintains an Internet website at www.healthtrac.com which includes an investor relations page available to all interested parties, where links to recent filings with the United States Securities and Exchange Commission, along with any amendments to those reports are available free of charge, as reasonably practicable following the time they are filed with or furnished to the SEC.

General

     Our company was incorporated under the laws of the Province of British Columbia on January 29, 1982 under the name “Thunder Oil & Gas Ltd.”. Our name was changed to “Thunder Explorations Ltd.” on May 9, 1983. On April 22, 1985, we changed our name to “CAM-NET Communications Network Inc.” and on February 1, 1991, our company was continued under the Canada Business Corporations Act. On August 1, 1997, we changed our name to “Suncom Telecommunications, Inc.” and on May 31, 1999, we changed our name to “Virtualsellers.com, Inc.”. Following our Annual General and Special Meeting for the year ended February 28, 2001, on February 22, 2002, we changed our name to “Healthtrac, Inc.”.

     The Company is currently structured into two business units: Health Management, and Call Center Operations. Prior to September 23, 2002, the Company had a third business segment called the Professional Services and Software Products (PSSP) Group (formerly referred to as the e’commerce segment). In September 2002, management distributed the company’s information technology resources between its Greenwood, Indiana call center and Redwood City, California headquarters where the information technology staff has assumed responsibility for all of Healthtrac’s information technology products and services. Prior to February 28, 2002, the Company has a fourth business segment called Call Direct, a catalog telecommunication equipment resale business.

     The Company’s principal offices and subsidiaries are located in North America. Unless the context otherwise requires, the term “Company” refers to Healthtrac, Inc. and its subsidiaries.

Summary of Material Acquisitions During the Previous Five Years

NorthNet Telecommunications Inc. d/b/a “NorthStar Telesolutions”

     On January 1, 1998, we purchased our first call center for $105,000. As consideration for the acquisition, we issued a convertible note for $105,000 which was convertible into our common shares at the rate of $0.10 per common share. On January 5, 1999, the convertible note was converted into 1,050,000 of our common shares. The call center is operated through our subsidiary, NorthNet Telecommunications Inc. doing business as NorthStar Telesolutions. For details of the operations of our call center, see the section entitled “Call Center Operations” below.

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

     Although we discontinued the operations of VirtualSellers.com, Inc. in fiscal 2002, we subsequently launched our Professional Services and Software Products (“PSSP”) which continued some of the services of VirtualSellers.com, Inc. The primary purpose of this Group was to market our TAME V software, provide the information technology services for our Healthtrac division and provide application development and Web-enabling solutions. This division was discontinued in fiscal 2003 and these operations are classified as discontinued operations in our annual financial statements filed under Item 8 of this Annual Report on Form 10-K.

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

     For further details on TAME, see the section entitled “TAME (Tag Activated Markup Enhancement)” below.

Sullivan Park LLC

     On June 1, 2000, our subsidiary Sullivan Park Inc. acquired all of the assets of the Internet services development business carried on by Sullivan Park LLC in exchange for 6,500,000 of our common shares, which were issued to the owner, Edward Sharpless, on July 18, 2001. As part of the acquisition, our subsidiary Sullivan Park Inc. entered into an employment agreement with the former owner and retained several of its employees.

     The former owner of Sullivan Park, which was acquired by our company on June 1, 2000, had filed a claim against our company alleging that the company was in default of the terms of the purchase agreement. A counter claim was filed by the company, and on July 18, 2001 we reached a settlement and agreed to issue 6,500,000 common shares to the former owner of Sullivan Park. We also agreed to pay the former owner $8,885 to reimburse him for expenses he had incurred on our behalf.

     The operations of Sullivan Park were rolled into the company’s e-commerce division. On July 19, 2001, we discontinued the operations of Sullivan Park Inc. to focus our efforts and resources on our new health promotion business.

MedWired Corporation

     On April 20, 2001, we purchased certain assets of MedWired Corporation including the copyright, object code and source code for MedWired’s Practiceportal software, certain registered and unregistered trade or brand names, domain names and trademarks and MedWired’s customer list for a purchase price of $200,000 which we paid by issuing 241,935 of our common shares at an issue price of $0.62 per share (the fair market value of our stock at February 27, 2001) and $50,000 in cash. We abandoned these assets in fiscal 2003 to focus on our current programs.

Healthscape, Inc.

     On June 26, 2001, we acquired Healthscape, Inc.’s proprietary software (and related intellectual property) for the sum of $245,000, $5,000 of which was paid in cash, with the balance paid in 631,579 shares of our common stock having a fair value of $0.38 per share. The Healthscape Expert System analyzes each user’s progress and the user health profile and provides tailored information to help each user meet their unique health goals. The Healthscape software, known as the Healthscape Expert System, is expandable to include new healthcare related applications and scalable to accommodate a growing user base. We abandoned these assets in fiscal 2003 to focus on our current programs.

Healthtrac, Inc.

     On August 3, 2001, our wholly-owned Nevada subsidiary, Healthtrac Corporation, acquired Healthtrac, Inc., a California corporation, pursuant to a Merger Agreement dated July 11, 2001. We acquired the shares of Healthtrac, Inc. in exchange for 13,529,412 common shares in the capital of our company. After we acquired all of the shares of Healthtrac, Inc., we merged it into Healthtrac Corporation as provided for in the Merger Agreement. As a result of the merger, we assumed a debt owed to a third party of $892,459, which we settled for $500,000 and paid in shares of our common stock at a price per share of $0.265. Also as a result of the merger, we obtained a loan for $110,000 at an interest rate of 1% over the Bank of America’s prime rate from Queensland Teachers Union Health Fund Limited. The loan is convertible at Queensland’s option into shares of our common stock on the date of maturity of the loan at a price that is equal to the price per share equal to the ten-day average closing price for the ten trading day period ending on the repayment date. Queensland also converted approximately $484,764 of debt owed it by Healthtrac, Inc. into shares of our common stock at a price of $0.265. Queensland also agreed to lend Healthtrac Corporation (the surviving corporation in the merger) money as needed over a period of nine months after the closing of the merger, for the purpose of purchasing books for resale to Healthtrac’s customers. The acquisition of Healthtrac, Inc. closed on August 3, 2001, although there are a number of post-closing obligations to be complied with, including the issuance of 316,436 of the total of 13,529,412 common shares that we agreed to issue in the exchange, which will be issued upon the submission to us by some of the shareholders of Healthtrac, Inc., of certain paperwork still required of them pursuant to the merger agreement.

     For further details on the operations of our health promotion division, see the section entitled “Health Promotion Management” below.

Health Management Operations

     Healthtrac Corp. provides health management services to health plans, self-insured employers and government agencies via programs designed to postpone disease and disability through preventive practices and chronic disease self-management. Our health risk assessment identifies high-risk constituents prior to high claims utilization, our tailored interventions reduce health risks and costs by supporting healthy changes and condition management, and our reporting capabilities track changes over time and evaluate each program’s impact. Healthtrac measures return on investment, participant and group changes in health risks, health consumerism, and productivity, and tracks reductions in healthcare usage.

     Healthtrac’s products and services are designed to enhance the quality of care while reducing the overall cost of health care. Our programs are intended to not only lead the way to better health but to do so in a way that can be continually measured in terms of effectiveness and results.

     The fundamental mission of Healthtrac#to improve the health status of the population#is reflected in all of our programs. Our goals are to reduce health risks and improve health status, reduce health care costs, and provide sound data on program impact.

     Healthtrac offers a variety of programs ranging from minimal intervention (Healthtrac Premier) for the entire client population, to intensive interventions for those at greatest risk (Healthtrac Enhanced). Our products are available to participants through the mail or via the Internet.

     The core components of the Healthtrac programs are:

•	Health Assessments (i.e. the tool used to measure and monitor the population’s health risks, and to identify those individuals at greatest risk for poor health status);

•	Self-Care (e.g. Take Care of Yourself book versions, health promotion newsletter, self-care books, online medical encyclopedia, medical Libraries, health news and content);

•	Health Education and Promotion (e.g. health education materials, personalized letters and reports summarizing health assessment responses and providing encouragement to take action to improve health, online Learning Centers)

•	High Risk Identification and Intervention (e.g., targeted risk and condition-specific health education materials and health education telephone counseling).

     Healthtrac Premier reduces the need and demand for health care services by helping participants increase their personal health self-confidence and their ability to employ effective self-management practices. This program provides essential health promotion intervention to participants through universal health information, education, and support to help participants achieve and maintain the highest possible level of well-being. Tailored and targeted feedback reinforces healthy changes based on their self-efficacy and readiness to make changes, wherever they may be on the health continuum. The results are reinforcement of gradual progress toward goals, improvements in health status and reductions in health risks, accompanied by a decrease in unnecessary and inappropriate use of medical care resources.

     The Healthtrac Enhanced program provides an intensive health education intervention for those who are at greatest risk to utilize high cost services. Effective interventions targeted to this high cost population can yield substantial savings. With proactive, early intervention, what might otherwise become major medical problems, with associated expenses, absenteeism and loss of productivity, can be minimized or, in some cases, completely avoided. As evidence of the effectiveness of this approach, the Healthtrac High Risk program yields ROI’s as high as 8:1, as proven through published research.

     There are twelve risk modules in the High Risk Program, more being developed in 2003, each emphasizing a specific lifestyle-related or chronic condition.

     The lifestyle risk modules are:

• Cigarette smoking	• Overweight
• Stress	• Combined lifestyle risks: high stress, sedentary lifestyle, poor nutrition

     The chronic condition modules are:

• Arthritis	• Asthma
• Back Pain	• Diabetes
• Heart Disease	• High Blood Pressure
• Lung/Respiratory Disease	• Stroke

Our supporting services include:

•	Client Services (e.g. assists with the day-to-day management of the program)

•	Account Management (e.g. consults with the client to determine strategic needs and meet objectives)

•	Medical Consultation (e.g. James Fries, MD, Medical Director for Healthtrac provides demand management, research, and other consultation for clients)

•	Health Education Consultation (e.g. our health educators provide consultation on health promotion programs and educational materials)

•	Claims Analysis (e.g. evaluation and comparison of healthcare, workers compensation, disability claims, and personnel measures with Healthtrac data).

•	Call Center Counseling (e.g. health decision support-24 hours a day, seven days a week)

     All Healthtrac programs employ four essential strategies:

1.	Analysis of the participant’s health status through health assessment questionnaires

2.	Development of a personal action plan#tailored to the individual’s needs and readiness to change#that is designed to increase self-efficacy and reduce health risks

3.	Education in wise and appropriate medical care decision-making

4.	Ongoing reinforcement of positive health habit changes through periodic health assessment, serial tracking of changes in health status and health risks, and targeted health promotion messages

Healthtrac’s Customers

     The majority of Healthtrac clients are self-funded employer groups, health plans/managed care organizations, hospital systems, and the military. Healthtrac generally has long-term relationships and long-term contracts with its clients. Many are in the process of renewing their agreements with Healthtrac. We target businesses that have an eligible base of 5,000 or more.

Distribution

     Healthtrac’s products and services have traditionally been delivered via paper/manual delivery, but Healthtrac now has its programs available over the Internet through its personal health portal, MyHealthtrac.com. Healthtrac distributes its products and services in the following manner: Healthtrac contracts with an organization, (e.g. a self-insured employer), to provide a health promotion program to the employer’s employees or the health plan’s members. Of the total eligible participants, a percentage of the employees or members become actual Healthtrac program participants. Healthtrac enrolls these participants into our proprietary system and then generates the initial health risk assessment for each participant. The participant completes the assessment, returns it to Healthtrac, and then Healthtrac analyzes the assessment using its predictive algorithms. Healthtrac then generates a letter and report uniquely tailored to each individual, addressing that individual’s health status and risks. Based on the findings of the analysis, the individual is either enrolled in a high risk program or placed in the basic or low risk, program. The participant then receives ongoing health information, educational materials, and self management tools (interventions) tailored to the individual’s health maintenance or improvement goals. The participants are then reassessed at periodic intervals. Healthtrac is exceptional in its market because of this “serial tracking” of its participants. This serial tracking reports the individual’s successes and progress toward meeting their health improvement goals over time. Healthtrac also provides aggregate reports to its clients to measure the program’s success.

     Healthtrac’s products and services were initially developed in 1984 when Healthtrac was founded. Healthtrac continually evaluates its health assessment tool to incorporate the most current (accepted and valid) scientific, medical, demand management, and lifestyle behavior change concepts. This requires ongoing design/redesign, testing, and monitoring of the questionnaire responses and the associated algorithms used to calculate risk scores and health status. We also encourage feedback from our clients’ medical teams.

     Development of our online health risk assessment is complete and we have already sold this product to our first client. A static version and tour of the online questionnaire and ancillary products is available for viewing through our sales group.

Industry Overview

     If the health of American citizens were improved, logic indicates we would spend less time and money treating the many diseases that are clearly preventable.

There is ample evidence that poor health habits cost dearly: By way of example:

-	preventable illness makes up approximately 70 percent of the burden of illness and the associated costs. Well-developed national statistics such as those outlined in Healthy People 2000 (2010) document this central fact clearly. McGinnis and Foege have carefully reclassified the causes of death in the United States, using underlying actual causes rather than the traditional disease-oriented classifications; they found that preventable causes account for eight of the nine leading categories and for 980,000 deaths per year. (J. F. Fries, et.al. New England Journal of Medicine 1993; 329:321-325; and J.M. McGinnis, W. H. Foege, Journal of American Medical Association 1993; Volume 270, No. 18).

-	the U.S. Congress Office of Technology Assessment estimated that, in 1985, smokers cost businesses $43 billion in lost earnings. (OTA, US Congress. Smoking-related Deaths and Financial Costs. Washington, DC: Health Program, OTA; 1985 OTA staff memorandum).

-	obesity in the US accounts for approximately 5% of all health care costs (Thompson, D., Edelsberg, J., Kinsey, K. L., Oster, G. Estimated economic costs of obesity of US business. Am J Health Promotion. 1998; 13:120-127.)

-	current medical research, according to Nutritional Health Magazine (11/2001), shows that 50% of the American population is overweight.

-	employees with six heart disease risk factors had future medical costs 149% higher than those with no risk factors. Those with three stroke risk factors had costs 52% higher than those without the same risk factors. (Jee S, O’Donnell M, Suh I, Kim I. The relationship between modifiable health risks and future medical expenditures: the Korea Medical Insurance Corporation employee study. Am J. Health Promotion. 2001; 15: 244-255).

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
- to reduce and/or stabilize the risks in their participants’ lives; and
- to achieve a return on investment.

Competition

     Generally speaking, Healthtrac competes in the health promotion and wellness market in which over 20 companies provide health promotion services with primary emphasis on health risk assessments, lifestyle, and behavioural modification and condition specific personal care management. Of these, the Mayo clinic, Wellmed, Staywell, Johnson & Johnson, and WebMD constitute Healthtrac’s competitors. This statement is biased towards health assessments as a core service and the ancillary non-core services that enhance the overall value proposition as it relates to overall health management. Each of these companies possesses unique strengths and weaknesses in delivery of health assessment technologies. We estimate that these five companies combined boast over 2300 current individual group clients and make up the critical mass of the marketplace.

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

     Healthtrac has won numerous awards over the years, and is the only six-time winner of the C. Everett Koop National Health Award that recognizes programs that are proven to reduce health risks and health care costs.

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

     Health Insurance Portability and Accountability Act of 1996

     The US Congress enacted the Health Insurance Portability and Accountability Act of 1996 (HIPAA), including Standards for Privacy of Individually Identifiable Health Information. The law included provisions designed to save money for health care businesses by encouraging electronic transactions, but also required new safeguards to protect the security and confidentiality of that information. Most states already have similar laws, but HIPAA ensured the closing of gaps in the protection of patients’ privacy and confidentiality.

     The privacy standards rule applies to our Healthtrac business because Healthtrac relates to participants in the healthcare industry. We believe that Healthtrac is a business associate under the HIPAA privacy standards rule. Therefore, we will provide satisfactory assurances to our clients who must comply with HIPAA that we will use its participants’ personal health information only for the purpose for which we were engaged by the client. In addition, we have developed our own privacy policy which assures our clients and our individual users that their information will remain confidential.

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

     We concentrate our call center services on customer support and transaction processing, allowing our clients to concentrate on the marketing and growth of their businesses while still maintaining a high level of customer care and service. We are cultivating new customers for the call center, which have also begun to provide cable-related services such as local and long distance telecommunications and Internet access. By utilizing our service we are able to bundle and/or market together the services provided by our clients. We have also had quite a bit of success with our newest service that enables us to remotely control the services of our client’s subscribers. This service greatly reduces the operating cost to our clients by eliminating truck rolls while improving customer satisfaction as they are able to receive immediate service and enhanced service offerings.

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

Discontinued Operations

     In fiscal 2002, the Company discontinued its telecommunications catalogue resale business which was located in British Columbia, Canada. The division was closed and the Company did not realize any proceeds on disposition.

     In fiscal 2003, the Company discontinued its e-commerce division that had been substantially curtailed in fiscal 2002 as a result of cash flow and profitability concerns. The division was closed and the Company did not realize any proceeds on disposition in 2002 or 2003. Previously, the e’commerce division operated an internet shopping cart website whereby customers could purchase products for sale by the Company, and performed consulting services related to website design, development projects and hosting services.

Employees

     As of February 28, 2003, the Company employs approximately 37 full-time employees. All employees are located in the United States. The Company believes that its employee relations are excellent. The employees and the Company are not parties to any collective bargaining agreements.

Recent Developments

     In May 2003, the Company rolled out www.myhealthtrac.com to its first online client. The new portal allows program participants to complete their health risks assessments and receive real time feedback. In addition, participants can read comprehensive health materials and track their progress..

Item 2. Properties

     The Company’s executive offices and principal facility are located in an approximately 3,729 square foot building in Redwood City, California. The Company leases the facility pursuant to a lease expiring October 2006.

     The Company leases a facility in Greenwood, Indiana, that is used as a call center and operations support facility. The lease is for approximately 8,446 square feet. The lease expires in July 2006.

Item 3. Legal Proceedings

     On September 25, 2001, Rolling Meadows Associates, I, LLC, by Zaragon Holdings, Inc., filed a Complaint in Cook County, Illinois Circuit Court against VirtualSellers.com, Inc. for possession of the premises located at 3075 Tollview Drive, Rolling Meadows Illinois and for rent or damages for withholding possession of these premises for the period from September 1, 2001 through September 30, 2001 in the amount of $26,315 plus all rents accruing through the date of trial. A complaint was filed for rent and damages in the amount of $859,512. The Company’s position on this proceeding is that the building has been sublet and deny that they owe the Plaintiff any money. The outcome of this complaint is currently uncertain and consequently no amounts have been accrued as at November 30, 2002. Management is in current discussions with the plaintiff to settle the dispute.

     On July 25, 2001 in the Vancouver Registry of the Supreme Court of British Columbia, our company commenced a lawsuit against Telemetrix Solutions Inc. (formerly Telemetrix Resource Group, Inc.) and Tracy Corporation II dba Western Total Communications asserting a claim against Telemetrix and Tracy in the amount of CDN$64,658 jointly and severally (plus pre-judgment interest) pursuant to a letter agreement entered into between the parties on or about July 14, 1998 with respect to a possible business combination between the parties which was never completed. A provision in the agreement regarding the proposed business combination obligated Telemetrix and Tracy to pay our costs in connection with the proposed business combination. Although no Appearance or Statement of Defense has been filed on behalf of Telemetrix and Tracy, they have advised us that they take the position that the British Columbia Court has no jurisdiction over this matter and further, that any dispute must be dealt with by way of arbitration to be held in Denver, Colorado.

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

     The Company is also involved in other legal proceedings and claims arising in the ordinary course of business. The Company does not believe that any liabilities related to the legal proceedings to which it is a party are likely to be, individually or in the aggregate, material to the Company’s consolidated financial condition, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

     Neither the Board of Directors, nor any security holder, submitted any matter during the fourth quarter of the fiscal year covered by this Report to a vote of the security holders through solicitation of proxies or otherwise.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

     The Common Stock of the Company is traded on the OTC Bulletin Board under the symbol “HTAC.” The following table sets forth high and low “sales” prices of the shares of Common Stock of the Company for the periods indicated (as reported by the National Quotation Bureau).

	High	Low

2003:
First Quarter	0.18	0.08
Second Quarter	0.09	0.04
Third Quarter	0.08	0.02
Fourth Quarter	0.05	0.01
2002:
First Quarter	0.69	0.28
Second Quarter	0.42	0.20
Third Quarter	0.20	0.07
Fourth Quarter	0.29	0.08

     On May 1, 2002, the shareholders’ list for our common shares showed 2,251 registered shareholders (42 residents of Canada holding 11,180,336 common shares; 2,202 residents of the United States holding 189,493,325 common shares; and 7 residents of other countries holding 5,699,638 common shares), and a total of 207,373,299 common shares outstanding.

     The Company has never paid cash dividends on its Common Stock and the Board of Directors intends to retain all of its earnings, if any, to finance the development and expansion of its business. However, there can be no assurance that the Company can successfully expand its operations or that such expansion will prove profitable. Future dividend policy will depend upon the Company’s earnings, capital requirements, financial condition and other factors considered relevant by the Company’s Board of Directors.

Item 6. Selected Financial Data

     The following selected historical financial data has been derived from the audited consolidated financial statements of the Company. This information should be read in conjunction with the Company’s Consolidated Financial Statements and the Notes thereto as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in Item 7. In the fourth quarter of 2002, the Company discontinued CallDirect and closed its facility in British Columbia, Canada. In the third quarter of 2003, the Company discontinued the e’commerce division and closed its facility in Chicago, Illinois. CallDirect and the e’commerce division’s results of operations are included in the income (loss) from discontinued operations (see Note 5 to Notes to Consolidated Financial Statements). All prior year information has been adjusted to conform to 2003 presentation.

	Years Ended February 28, 2003,

	2003	2002	2001	2000	1999

		(in thousands, except per share amounts)
Selected Consolidated Statement of Operations Data:
Net sales	$3,604	$2,780	$770	$333	$17
Income (loss) from continuing operations	$(2,165)	$(3,642)	$2,842	$(3,081)	$(1,595)
Loss from discontinued operations	4	(6,275)	(3,869)	(1,612)	—

Net income (loss)	$(2,161)	$(9,917)	$(6,711)	$(4,693)	$(1,595)

Basic income (loss) per share:
Continuing operations	$(0.01)	$(0.02)	$(0.02)	$(0.03)	$(0.02)
Discontinued operations	(0.00)	(0.04	(0.03)	(0.02)	—

Net income (loss)	$(0.01)	$(0.06)	$(0.05)	$(0.05)	$(0.02)

Diluted income (loss) per share:
Continuing operations	$(0.01)	$(0.02)	$(0.02)	$(0.03)	$(0.02)
Discontinued operations	(0.00)	(0.04)	(0.03)	(0.02)	—

Net income (loss)	$(0.01)	$(0.06)	$(0.05)	$(0.05)	$(0.02)

Shares used in calculating net income (loss) per share:
Basic	214,797	154,543	126,934	91,557	65,748
Diluted	214,797	154,543	126,934	91,557	65,748
Selected Consolidated Balance Sheet Data:
Total assets	$5,164	$7,209	$6,268	$2,740	$218
Long-term debt, net of current portion	9	23	—	—	—

See Management’s Discussion and Analysis and Notes to Consolidated Financial Statements for information relating to significant items affecting the results of operations.

Item 7A. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following is management’s discussion and analysis of certain significant factors that have affected the profitability of the Company’s business segments from its continuing operations and its consolidated results of operations and financial condition during the periods included in the accompanying consolidated financial statements. The following should be read in conjunction with the consolidated financial statements and related notes.

Critical Accounting Policies and Estimates

     The Company’s financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. The Company believes that the following are some of the more critical judgment areas in the application of its accounting policies that currently affect its consolidated financial condition and results of operations.

Revenue Recognition

     Healthtrac recognizes revenues from product sales at the time of shipment. On long-term contracts, Healthtrac recognizes revenue and profit as work progresses using the percentage-of-completion method, which relies on estimates of total expected contract revenue and costs. For Other program fees (postage, printing, books, data file distribution, etc.), revenues are recognized at the time of billing.

Accounts Receivable

     The Company is required to estimate the collectibility of its trade receivables and unbilled costs and fees. A considerable amount of judgment is required in assessing the ultimate realization of these receivables including the current credit-worthiness of each customer.

Inventory

     The Company is required to state its inventories at the lower of cost or market. In assessing the ultimate realization of inventories, the Company is required to exercise judgment in its assessment of future demand requirements and compare that with the current or committed inventory levels. The Company recorded charges for required reserves in the fiscal years 2003 and 2002 due to changes in strategic direction and market conditions. It is possible that changes in required inventory reserves may continue to occur in the future due to market conditions.

Capitalized Software Development Costs

     The Company’s policy on capitalized software costs determines the timing of recognition of certain development costs. In addition, this policy determines whether the cost is classified as development expense or cost of license fees. Management is required to use professional judgment in determining whether development costs meet the criteria for immediate expense or capitalization.

     Statement of Financial Accounting Standards (SFAS) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based upon the Company’s product development process, technological feasibility is established upon completion of a working model. Amortization of capitalized software development costs commences when the products are available for general release to customers and is determined using the straight-line method over the expected useful lives of the respective products. Software development costs are written-off when projects are abandoned or when the estimated cash flows from a product are not expected to be sufficient to recover the capitalized software development costs.

Outlook

     Our ability to continue as a going concern and to realize the carrying value of our assets is dependent on our ability to obtain additional financing to fund future operations and on our ability to translate our growth into profitable operations. The outcome of these matters cannot be predicted with any certainty at this time. Accordingly, our consolidated financial statements contain note disclosures describing the circumstances that lead there to be doubt over our ability to continue as a going concern. In their report on the annual consolidated financial statements for the year-ended February 28, 2003, our independent auditors included an explanatory paragraph regarding our ability to continue as a going concern. The consolidated financial statements included in this annual report have been prepared without any adjustments that would be necessary if we become unable to continue as a going concern and therefore required to realize upon our assets and discharge our liabilities in other than the normal course of operations.

FISCAL YEAR 2003 COMPARED TO FISCAL YEAR 2002

     On a consolidated basis, revenues from continuing operations for the year ended February 28, 2003 (“fiscal 2003”) were $3,604,433 an increase of $823,961 or 30% from the revenues of $2,780,472 reported for the year ended February 28, 2002 (“fiscal 2002”). The increase in revenues is primarily due to the addition of our new Healthtrac population health management division in August 2001, which recognized revenues of $3,604,433.

     NorthStar revenue increased $19,983 to $1,249,802 for fiscal 2003 compared to $1,229,819 for fiscal 2002. The Call Center generates revenue by providing transaction processing and backroom services including inbound and outbound telemarketing, customer and technical support, customer order entry, centralized billing and collection, order fulfillment, customer dispatch functions and other related services.

     Consolidated selling, general and administrative expenses from continuing operations decreased to $3,580,063 from $5,146,813 in fiscal 2002, an decrease of $1,566,750. Wages and benefits represent 51% (30% in fiscal 2002) of these costs. Wages and benefits increased by $270,398 due primarily to the addition of Healthtrac. An decrease in accounting and legal expense of $332,436 due to cost containment initiatives and conclusion of various lawsuits brought by and against our company, an decrease in consulting fees of $726,137 due to the issuance of non-cash share compensation paid to Healthtrac consultants of $450,000 in fiscal 2002.

     Direct product costs have increased to $663,894 in fiscal 2003 from $534,753 in fiscal 2002. Direct product costs relate to the product sold by Healthtrac to support its population health management business.

     Depreciation and amortization increased from $843,856 in fiscal 2002 to $1,393,988 in fiscal 2003, an increase of $550,132 or 65%. This increase is a result of the significant capital purchases, primarily related to the Healthtrac acquisition.

     For fiscal 2003, our company recognized a loss of $2,161,235 or $0.01 per share, compared to a loss of $9,916,809 or $0.06 per share for fiscal 2002. This loss is a result of the factors discussed above.

FISCAL YEAR 2002 COMPARED TO FISCAL YEAR 2001

     On a consolidated basis, revenues from continuing operations for the year ended February 28, 2002 (“fiscal 2002”) were $2,780,472 an increase of $2,01,032 or 261% from the revenues of $770,153 reported for the year ended February 28, 2001 (“fiscal 2001”). The increase in revenues is primarily due to the addition of our new Healthtrac population health management division, which produced revenues of $1,550,653.

     NorthStar revenue increased $459,666 to $1,229,819 for fiscal 2002 compared to $770,153 for fiscal 2001. The Call Center generates revenue by providing transaction processing and backroom services including inbound and outbound telemarketing, customer and technical support, customer order entry, centralized billing and collection, order fulfillment, customer dispatch functions and other related services. The increase in revenues from the prior year is attributable to the signing of additional contracts in the fiscal year which resulted in an increase in the number of cable service customers.

     Consolidated selling, general and administrative expenses from continuing operations increased to $5,146,813 from $3,580,063 in fiscal 2001, an increase of $566,750. Wages and benefits represent 30% (31% in fiscal 2001) of these costs. Wages and benefits increased by $445,850 due primarily to the addition of Healthtrac. In the prior year, a significant portion of the compensation was paid through the issuance of shares to our officers and directors. An increase in accounting and legal expense of $338,610 due to various lawsuits brought by and against our company, an increase in consulting fees of $734,385 due to non-cash share compensation paid to Healthtrac consultants of $450,000 and increases in travel and promotion of $99,579 due to the acquisition of Healthtrac, whose offices are located in Redwood City, California. Corporate general and administrative expenses decreased to $2,068,132 from $2,714,560. This decrease is due primarily to the decrease in non-cash compensation paid to officers and directions of our company.

     Direct product costs have increased to $534,753 in fiscal 2002 from $0 in fiscal 2001. Direct product costs of $534,753 relate to the product sold by the population health management business.

     The Call Center’s selling, general and administrative expenses have increased to $1,386,035 compared to $908,953 in the prior year. This represents an increase of 53% whereas revenue from the segment increased 60%. The Call Center’s primary costs continue to be payroll, telephone, rent, printing, postage and office costs.

     Depreciation and amortization increased from $36,941 in fiscal 2001 to $843,856 in fiscal 2002, an increase of $806,915. This increase is a result of the significant capital purchases, primarily related to the Healthtrac acquisition.

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

Liquidity and Capital Resources

     As at February 28, 2003, the company had a net working capital deficiency of $1,618,647, capital assets with a book value of $169,994, intellectual property with a book value of $4,133,359 and obligations under capital leases of $9,344 resulting in a net equity of $4,124,015.

     During fiscal 2003, we used $271,533 in cash to fund operations compared to $3,059,285 in fiscal 2002. We used $36,060 to fund investing activities which consisted primarily of capital asset additions. Cash of $210,807 was obtained during the year from financing activities for a net decrease in cash of $96,786. Cash at February 28, 2003 was $186,873.

     We have historically funded operations through the issuance of common shares. We expect the need to fund our working capital deficit, future operations and investments through the issuance of common shares. Subsequent to February 28, 2003, there have not been any sales of common shares.

     We estimate our cash requirements for capital asset additions and for operations for fiscal 2004 to be less than $500,000. We will continue to search for appropriate acquisitions to compliment our existing operations. Where possible, we will pay for acquisitions through the issuance of our common shares.

Item 7B. Risk Factors

     An investment in our securities involves significant risks, including those described below. These risks relate to our business model, our ability to generate revenues and gain operating efficiencies, our history of losses, significant changes, our ability to hire and retain key personnel, our reliance on technology providers and internal technology applications, the possible delisting of our common stock, and legal claims against us.

     Our actual results may differ materially from those expressed in any forward-looking statement as a result of certain factors, including but not limited to those set forth below and included in other portions of this document.

Foreign Exchange Rate Risk

     The Company operates internationally and has adopted local currencies as the functional currencies for its foreign subsidiaries because their principal economic activities are most closely tied to the respective local currencies. This exposes the Company to market risk from changes in foreign exchange rates to the extent that transactions are not denominated in the U.S. dollar. In consolidation, the Company converts the accounts of its foreign subsidiaries from the functional currency to the U.S. dollar. As a result, the Company faces the risk that the foreign currencies will have declined in value as compared to the U.S. dollar, resulting in a foreign currency translation loss.

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

We Could Be Sued For Medical Malpractice

     The information provided by us is intended to be in addition to, and not in substitution for, medical advice from a user’s own physician. However, medical advice may be dispensed both directly by doctors and indirectly through our Healthtrac products. Damage awards in medical malpractice suits can be very high, potentially creating a financial burden that we could not withstand if such a suit were successful and not fully covered by insurance.

Our Common Stock Is Traded On The Over-the-Counter Bulletin Board And As A Result, It May Be More Difficult To Dispose Of Or To Obtain Adequate Quotations As To The Prices Of Our Common Stock.

     Our common stock is quoted on the OTC Bulletin Board and is thinly traded. In the past, our trading price has fluctuated widely, depending on many factors that may have little to do with our operations or business prospectus. In addition, the OTC Bulletin Board is not an exchange and, because trading of the securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on an exchange of the Nasdaq Stock Market, Inc., you may have difficulty reselling any of the shares you purchase from the selling stockholders.

We May Not Be Able To Obtain The Additional Financing Necessary To Grow Our Business.

     In order to grow our business and finance future acquisitions, we will require additional financing. We currently have a working capital deficiency of $1,618,647. As of February 28, 2003, our accumulated deficit was $119,234,559. Furthermore, we have experienced negative cash flows during each of the last three years of operations. We have historically depended upon capital infusion from the issuance of long term debt and equity securities to provide the cash needed to fund operations. Our ability to continue in business depends upon our continued ability to obtain significant financing from external sources. If additional capital is raised through borrowing or other debt financing, we would incur substantial additional interest expense. Sales of additional equity securities, through a traditional underwritten offering, would dilute, on a pro rata basis, the percentage ownership of all holders of common shares. There can be no assurance that any such financing would be available upon terms and conditions acceptable to us, if at all. The inability to obtain additional financing in a sufficient amount when needed and upon acceptable terms and conditions could have a material adverse effect upon our company and our revenue growth may be adversely affected. If adequate funds are not available on acceptable terms when needed, we may be required to delay, scale-back or eliminate marketing of one or more of our products or development programs or obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates or potential products that we would not otherwise relinquish. Inadequate funding also could impair our ability to compete in the marketplace and could result in our dissolution.

Our Directors Are Authorized To Issue Preferred Stock Which May Adversely Affect The Voting Power Of Our Shareholders

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

We Are Dependent on a Small Number of Customers

     To date, Healthtrac Corporation has derived a significant portion of its revenues from a small number of customers. Many of our customers do not have contracts that extend beyond twelve months. A critical component of the company’s business plan is the acquisition of new customers and the renewal of current contracts. There can be no assurance that we will be successful in developing profitable relationships with new customers or that we will retain existing customers.

Foreign Exchange Rate Risk

     The Company operates internationally and has adopted local currencies as the functional currencies for its foreign subsidiaries because their principal economic activities are most closely tied to the respective local currencies. This exposes the Company to market risk from changes in foreign exchange rates to the extent that transactions are not denominated in the U.S. dollar. In consolidation, the Company converts the accounts of its foreign subsidiaries from the functional currency to the U.S. dollar. As a result, the Company faces the risk that the foreign currencies will have declined in value as compared to the U.S. dollar, resulting in a foreign currency translation loss.

Item 8. Financial Statements and Supplementary Data

     The Consolidated Financial Statements and Schedule of the Company are listed in Item 15(a) and included herein on pages F-1 through F-23.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     The Company has not had any disagreement with its independent auditors on any matter of accounting principles or practices or financial statement disclosure.

PART III

Item 10. Directors and Executive Officers of the Registrant

     Reference is made to the information appearing under the caption “Election of Directors” in the Company’s Proxy Statement to be submitted to the Commission on or before June 28, 2003.

Item 11. Executive Compensation

     Reference is made to the information appearing under the caption “Executive Compensation” in the Company’s Proxy Statement to be submitted to the Commission on or before June 28, 2003.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     Reference is made to the information appearing under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement to be submitted to the Commission on or before June 28, 2003.

     Reference is made to the information appearing under the caption “Equity Compensation Plan Information” in the Company’s Proxy Statement to be submitted to the Commission on or before June 28, 2003.

Item 13. Certain Relationships and Related Transactions

     Reference is made to the information appearing under the caption “Certain Relationships and Related Transactions” in the Company’s Proxy Statement to be submitted to the Commission on or before June 28, 2003.

Item 14. Controls and Procedures

     (a)  Evaluation of Disclosure Controls and Procedures

     The Chief Executive Officer and Chief Financial Officer of the Company have concluded, based on their evaluation as of the date within 90 days prior to the date of the filing of this annual report on Form 10-K, the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 and 15d-14. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective in ensuring that all material information required to be filed in this annual report have been made known to them, to allow timely decisions regarding required disclosure.

     (b)  Changes in Internal Controls

     There have been no significant changes in internal controls, or in other factors that could significantly affect internal controls subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

Item 15. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

     (a)  1. Consolidated Financial Statements

     Report of Independent Auditors

     Consolidated Balance Sheets at February 28, 2003 and 2002

     Consolidated Statements of Operations for the years ended February 28, 2003, 2002 and 2001

     Consolidated Statements of Shareholders’ Equity for the years ended February 28, 2003, 2001 and 2000

     Consolidated Statements of Cash Flows for the years ended February 28, 2003, 2002 and 2001

     Notes to Consolidated Financial Statements

     All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

     3.     Exhibits

Exhibit
Number	Description

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Edward Sharpless, President, Chief Executive Officer and Tony DiCostunzo, Vice President, Finance & Operations.

     (b)  Reports on Form 8-K

     On November 27, 2002, the Registrant filed a lawsuit in the U.S. District Court for the Northern District of California against Dennis Sinclair (“Sinclair”), Raymond Mol (“Mol”) and Mel Baillie (“Baillie”) (collectively the “Defendants”). The lawsuit is primarily based upon certain sales or acquisitions of the Registrant’s stock engaged in or authorized by the Defendants while they were directors and/or officers of the Registrant in violation of Section 16(b) of the Securities Exchange Act of 1934, 15 U.S.C. ss. 78p(b) (“Section 16”). Section 16 generally restricts certain corporate “insiders” from profiting due to the sale or acquisition of corporate securities within a six month period of the original transaction, by mandating that all such profits shall inure to, and be recoverable by, the issuer of the securities. In the lawsuit, the Registrant seeks the recovery of profits which it believes were received by the Defendants as a result of securities sales or purchases during the approximate period of November, 1999 through November, 2001, pursuant to Section 16 and applicable common law principles governing the conduct of corporate fiduciaries. In addition to the disgorgement of profits, the Registrant also seeks a complete accounting by the Defendants for all transactions which they conducted involving the Registrant’s securities or those of its predecessors while holding corporate office or membership on the Registrant’s Board of Directors.

     Exhibit 99.1 — Certification of Periodic Report, dated December 16, 2002, of the Principal Executive Officer and Principal Financial Officer of the Registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     On December 12, 2002 one of the Registrant’s directors, Richard Kessler, resigned from the Board of Directors. Mr. Kessler indicated to the Board that he resigned for personal reasons.

     On December 16, 2002, the Principal Executive Officer and Principal Financial Officer of the Registrant provided a written statement on the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2002, as amended, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTHTRAC, INC.

By:	/s/ EDWARD W. SHARPLESS Edward W. Sharpless

Date: June 13, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ EDWARD W. SHARPLESS Edward W. Sharpless	President, Chief Executive Officer	June 13, 2003

/s/ TONY Z. DICOSTANZO Tony Z. DiCostanzo	VP, Finance and Operations	June 13, 2003

/s/ BOB MOL Bob Mol	Director	June 13, 2003

/s/ DR. JAMES FRIES Dr. James Fries	Director	June 13, 2003

/s/ PIERRE PREFONTAINE Pierre Prefontaine	Director	June 13, 2003

/s/ JUDY HOLLAND Judy Holland	Director	June 13, 2003
/s/ DR. ROBERT BAKER Dr. Robert Baker	Director	June 13, 2003

CERTIFICATION

I, Edward W. Sharpless, certify that:

1.	I have reviewed this annual report on Form 10-K of Healthtrac, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: June 13, 2003

HEALTHTRAC, INC.

By:	/s/ Edward W. Sharpless President, Chief Executive Officer

CERTIFICATION

I, Tony Z. DiCostanzo, certify that:

1.	I have reviewed this annual report on Form 10-K of Healthtrac, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: June 13, 2003

HEALTHTRAC, INC.

By:	/s/ Tony Z. DiCostanzo VP, Finance & Operations

HEALTHTRAC, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE
For The Year Ended February 28, 2003

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders
Healthtrac, Inc.

     We have audited the accompanying consolidated balance sheets of Healthtrac, Inc. as at February 28, 2003 and 2002 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended February 28, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at February 28, 2003 and 2002 and the results of its operations and its cash flows for each of the years in the three-year period ended February 28, 2003 in accordance with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the financial statements, the Company has a working capital deficiency of $1,618,647 as at February 28, 2003 and the Company has suffered recurring losses from operations. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Chartered Accountants

Vancouver, Canada
May 16, 2003

HEALTHTRAC, INC.
CONSOLIDATED BALANCE SHEETS
(Expressed in United States dollars)

February 28, 2003 and 2002

	2003	2002

		(Restated - note 2)
ASSETS
Current assets:
Cash and cash equivalents	$186,873	$248,391
Accounts receivable, net of allowance of $4,469 (2002 - $235,847)	407,095	271,302
Employee receivable	—	26,417
Inventories	121,435	48,834
Prepaid expenses and deposits (note 6)	146,263	256,953
Assets of discontinued operations (note 5)	—	98,890

Total current assets	860,666	1,111,501
Equipment (note 7)	169,994	914,955
Intellectual property, net of $1,915,459 (2002 - $705,695) accumulated amortization (note 3)	4,133,359	5,343,123

Total assets	$5,164,019	$7,208,865

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,216,043	$1,398,861
Accrued liabilities	714,974	383,670
Deferred revenue (note 2(g)(iv))	328,826	456,025
Notes payable (note 8)	—	150,000
Current portion of obligations under capital lease (note 9)	19,470	43,129
Liabilities of discontinued operations (note 5)	200,000	387,671

Total current liabilities	2,479,313	2,819,356
Obligations under capital lease (note 9)	9,344	23,176
Stockholders’ equity:
Common shares, no par value (note 10):
Authorized: 300,000,000 (2001 - 300,000,000) common shares
Issued and outstanding: 223,104,598 (2002 - 199,034,013)	121,809,921	120,685,444
Shares to be issued	100,000	754,213
Accumulated deficit	(119,234,559)	(117,073,324)

Total stockholders’ equity	2,675,362	4,366,333

Total liabilities and stockholders’ equity	$5,164,019	$7,208,865

Future operations (note 1)
Commitment and contingencies (notes 10(b) and 16)

See accompany notes

HEALTHTRAC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in United States dollars)

	Year ended	Year ended	Year ended
	February 28,	February 28,	February 28,
	2003	2002	2001

		(Restated – note 5)	(Restated – note 5)
Revenue (notes 12 and 13)	$3,604,433	$2,780,472	$770,153
Costs and expenses:
Direct costs	663,894	534,753	—
Selling, general and administrative expenses (schedule)	3,580,063	5,146,813	3,569,661
Amortization	1,393,988	843,856	36,941
Foreign exchange losses	2,441	82,647	38,692
Loss on sale of equipment	—	5,843	—
Loss on deposit to acquire assets	—	—	60,000
Write-down of equipment and other assets	435,503	—	—
Write-down of other assets	29,669	—	—
Lawsuit settlements (note 16(c))	—	(184,980)	—

	6,105,558	6,428,932	3,705,294

Loss before undernoted	(2,501,125)	(3,648,460)	(2,935,141)
Other income (expense):
Interest income and miscellaneous	(2,066)	6,284	93,238
Gain on forgiveness of debt	338,204	—	—

	336,138	6,284	93,238

Loss from continuing operations	(2,164,987)	(3,642,176)	(2,841,903)
Income (loss) from discontinued operations (note 5)	3,752	(6,274,633)	(3,869,214)

Loss for the year	$(2,161,235)	$(9,916,809)	$(6,711,117)

Loss per common share (note 2(i)) — basic and diluted:
Continuing operations	$(0.01)	$(0.02)	$(0.02)
Discontinued operations	—	(0.04)	0.03)

Loss for the year	$(0.01)	$(0.06)	$(0.05)

Weighted average number of shares outstanding -basic and diluted	214,797,250	154,543,871	126,934,127

See accompanying notes

HEALTHTRAC, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Expressed in United States dollars)

	Common Shares

		Assigned	Shares to	Accumulated
	Number	Value	be issued	deficit	Total

Balance, February 29, 2000	123,001,504	102,492,038	—	(100,445,398)	2,046,640
Shares issued during the year:
Exercise of CCAA warrants (note 10(b))	1,170,060	—	—	—	—
For cash pursuant to private placements	1,730,375	4,310,800	—	—	4,310,800
For employees’ and directors’ compensation	1,295,000	754,950	—	—	754,950
For settlement of debt	49,629	19,344	—	—	19,344
For consulting services	88,181	6,000	—	—	45,000
Issue on acquisition of TAME	300,000	39,000
Issued on acquisition of Sullivan Park	200,000	375,000	—	—	375,000
Shares to be issued on acquisition of Sullivan Park	—	—	2,700,000	—	2,700,000
Shares to be issued for cash received pursuant to private placements	—	—	2,005,000	—	2,005,000
Share issue costs	—	(475,650)	—	—	(475,650)
Loss for the year	—	—	—	(6,711,117)	(6,711,117)

Balance, February 28, 2001	127,834,749	107,521,482	4,705,000	(107,156,515)	5,069,967
Shares issued during the year:
Exercise of CCAA warrants (note 10(b))	732,433	—	—	—	—
Issued for acquisition of Sullivan Park	6,500,000	2,210,000	(2,700,000)	—	(490,000)
Shares issued and to be issued for acquisition of Healthtrac (note 4)	13,212,976	4,492,412	107,588	—	4,600,000
Issued on acquisition of Med Wire assets (note 5)	241,935	150,000	—	—	150,000
Issued on acquisition of specific assets of Healthscape (note 5)	631,579	240,000	—	—	240,000
Shares issued for cash received pursuant to private placements	42,985,717	4,744,125	(2,005,000)	—	2,739,125
Shares to be issued for settlement of debt	—	—	6,000	—	6,000
Shares issued for settlement of debt (note 4)	3,716,090	971,767	—	—	971,767
Shares issued for services	1,425,777	123,658	—	—	123,658
Shares issued for employees’ and directors’ compensation	1,018,181	566,000	—	—	566,000
Shares issued for severance pay	1,000,000	100,000	—	—	100,000
Shares returned to treasury and cancelled	(265,424)	—	—	—	—
Shares to be issued for cash received pursuant to private placements	—	—	640,625	—	640,625
Share issue costs	—	(24,000)	—	—	(24,000)
Subscription receivable	—	(410,000)	—	—	(410,000)
Loss for the year	—	—	—	(9,916,809)	(9,916,809)

Balance, February 28, 2002, brought forward	199,034,013	120,685,444	754,213	(117,073,324)	4,366,333
Shares issued during the year:
For cash pursuant to private placements	20,040,238	859,124	(561,625)	—	297,499
Shares to be issued for cash received pursuant to private placements	—	—	15,000	—	15,000
Shares issued for employee compensation ($50,000 cash received from private placement)	1,000,000	130,000	—	—	130,000
Subscription receivable	—	(77,500)	—	—	(77,500)
Shares issued for services	1,450,000	45,500	—	—	45,500
Shares issued and to be issued for acquisition of Healthtrac (note 3)	431,293	107,588	(107,588)	—	—
Shares to be issued for settlement of debt	1,149,054	59,765	—	—	59,765
Loss for the year				(2,161,235)	(2,161,235)

Balance, February 28, 2003	223,104,598	121,809,921	100,000	(119,234,559)	2,675,362

See accompanying notes

HEALTHTRAC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in United States dollars)

	Year ended	Year ended	Year ended
	February 28,	February 28,	February 28,
	2003	2002	2001

		(Restated - note 5)	(Restated - note 5)
Cash flows from operating activities:
Loss for the year	$(2,161,235)	$(9,916,809)	$(6,711,117)
Adjustments for:
Loss from discontinued operations	(3,752)	6,274,633	3,869,214
Non-cash compensation	80,000	566,000	754,950
Non-cash severance payment	—	100,000	—
Non-cash services and purchases	45,500	129,658	64,344
Amortization	1,393,988	843,856	36,941
Write-down of equipment	435,503	—	—
Write-down of other assets	29,669	—	—
Loss on sale of equipment	—	5,843	—
Gain on forgiveness of debt	(338,204)	—	—
Changes in non-cash operating working capital:
Accounts receivable	(134,793)	106,816	(57,353)
Employee receivable	(3,252)	7,192	(33,609)
Loan receivable	—	75,000	(75,000)
Prepaid expenses and advances	110,689	(9,533)	28,108
Inventories	(72,601)	50,656	(270)
Deferred revenue	(127,199)	45,787	—
Accounts payable	101,853	179,284	277,374
Accrued liabilities	331,304	320,605	20,523

Cash flow used in continuing operations	(312,530)	(1,221,012)	(1,825,895)
Cash used in discontinued operations	40,997	(1,838,270)	(2,803,701)

Cash flow used in operations	(271,533)	(3,059,284)	(4,629,596)
Investments:
Acquisition of equipment	(36,060)	(122,709)	(1,061,615)
Acquisition costs (note 3)	—	(136,585)	—
Cash acquired on acquisition	—	57,091	3,248

Cash flow used in investments	(36,060)	(202,203)	(1,058,367)
Financing:
Note payable	(36,702)	100,000	—
Repayment of capital lease obligation	(37,491)	(69,757)	(30,878)
Issuance of common shares for cash	270,000	2,329,125	4,310,800
Shares to be issued	15,000	640,625	2,005,000
Share issue costs	—	(24,000)	(475,650)

Cash flow provided by financing	210,807	2,975,993	5,809,272

Increase (decrease) in cash and cash equivalents	(96,786)	(285,495)	121,309
Increase (decrease) in cash of discontinued operations	41,104	39,476	(74,743)
Cash and cash equivalents, beginning of year	248,391	494,410	447,844

Cash and cash equivalents, end of year from
continuing operations	$186,873	$248,391	$494,410

Non-cash transactions and supplemental disclosures (note 15).
See accompanying notes

HEALTHTRAC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2003

1.	Future operations:

These financial statements have been prepared on the going concern basis, which assumes the realization of assets and the settlement of liabilities in the normal course of business. The application of the going concern concept is dependent on the Company’s ability to generate future profitable operations and receive continued financial support from its shareholders and from external financing. The Company incurred a loss from operations of $2,161,235 for the year ended February 28, 2003 (2002 — $9,916,809) and has an accumulated deficit of $119,234,559 at February 28, 2003 (2002 — $117,073,324). For the year ended February 28, 2003, the Company used $312,530 in cash to fund continuing operations, provided $40,997 in cash from discontinued operations, used $36,050 in cash to fund investing activities and generated $210,807 in cash from financial activities for a net cash outflow of $96,786. As at February 28, 2003, the Company has a working capital deficiency of $1,618,647.

Management projects that the Company will require additional cash and working capital to fund planned operations and capital asset additions for fiscal 2004 which management estimates will total approximately $500,000. Although management is of the opinion that sufficient cash will be obtained from operations and external financing to meet the Company’s liabilities and commitments as they become due in fiscal 2004, if external financings become required, there can be no assurance that funds will be available when required on an economic basis to the Company. The ability of the Company to continue as a going concern and realize the carrying value of its assets is dependent on the Company’s ability to increase its revenues by increasing its customer base and reducing its operating costs so that the Company achieves profitable operations.

These financial statements do not reflect any adjustments that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of operations.

May 16, 2003, subsequent to February 28, 2003 the Company has raised nil in external financing through the issuance of private placements. If the Company is unable to obtain sufficient funds for operations, it will be required to reduce operations or liquidate assets.

2.	Significant accounting policies:

(a)	Basis of presentation:

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Except as disclosed in note 17, these principles do not differ materially from measurement accounting principles generally accepted in Canada.

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

Canadian subsidiaries	United States subsidiaries

Canadian-American Communications Inc.	Northnet Telecommunications Inc.
Canadian Northstar Transmission Systems Ltd.	eCommerce Solutions inc.
Preferred Telemangement Inc. (“PTI)	Sullivan Park, Inc. (“Sullivan Park”)
Cam-Net Cellular Inc.	Healthtrac Corporation

(b)	Cash and cash equivalents:

Cash and cash equivalents includes overnight repurchase agreements and certificates of deposit having a term to maturity of three months or less when acquired. For presentation purposes, the Company considers all highly liquid debt instruments with original terms to maturity of three months or less when acquired to be cash equivalents.

(c)	Inventories:

Inventories consist of various publications and written materials for the Healthcare segment. Inventories are stated at the lower of average cost and net realizable value.

(d)	Equipment:

Equipment is recorded at cost. Amortization is recorded using the straight-line method over the following estimated useful lives:

Asset	Term

Office equipment	5 - 7 years
Computer hardware	3 - 5 years
Computer software	3 - 5 years

Leasehold improvements are depreciated on a straight-line basis over the shorter of the lease term or their estimated useful lives.

2.	Significant accounting policies (continued):

(e)	Intellectual property:

Intellectual property representing the algorithms and data used in the health questionnaires as being amortized on a straight-line basis over five years.

(f)	Impairment of long-lived assets and long-lived assets to be disposed of:

The Company accounts for long-lived assets, which includes equipment, intellectual property and goodwill, in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This Statement requires that long-lived assets and certain identifiable intangibles and goodwill related to such assets, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

During 2002, the Company reviewed the carrying value of goodwill acquired on acquisition of Sullivan Park. The review was initiated as a result of the settlement of the Sullivan Park lawsuit and the subsequent shut down of those operations. As a result of the shut down, the Company determined that the estimated discounted cash flows were nil and the goodwill was written off completely. The impairment charge is included in discontinued operations (note 5).

(g)	Revenue recognition:

(i)	Call Center division:

The Call Center provides transaction processing, centralized billing, customer and technical support, order entry, order fulfillment, bill collection, help desk services and dispatch functions. Revenue is recognized based on monthly per customer transactions for standard services in accordance with contractual arrangements.

(ii)	E’Commerce division (included in discontinued operations):

Commissions earned from the sale of third party products ordered from the Company’s internet site, whereby the Company does not take title to the products in advance of sale, are recognized, on a net basis when the product has been delivered, the fee is fixed and determinable and collection is probable.

Revenues earned from the sale of products ordered from the Company’s internet site, whereby the Company takes title to the product in advance of sale and stocks the product in inventories, are recognized when the product has been delivered, the fee is fixed and determinable and collection is probable.

2.	Significant accounting policies (continued):

(g)	Revenue recognition (continued):

(ii)	E’Commerce division (continued):

Revenues from consulting services related to website design and development projects are recognized upon completion of those projects. Revenues from website hosting services are recognized monthly as billed.

The division’s sale arrangements do not include post sales customer support, discounts, warranties or other ongoing arrangements.

(iii)	Call Direct Catalogue division (included in discontinued operations):

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

Royalty revenue from licensing of the Company’s software is recognized in accordance with the provisions of SOP 97-2 “Software Revenue Recognition”, as amended. Royalty revenue is recognized upon the completion and assessment of questionnaires returned to the licensee.

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

2.	Significant accounting policies (continued):

(i)	Loss per share:

Loss per share has been calculated using the weighted average number of shares outstanding during the year.

Diluted loss per share for the year is the same as basic loss per share due to the loss for all periods presented. The following securities could potentially dilute basic EPS in the future but were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented:

	2003	2002	2001

Warrants	6,135,000	6,135,000	—
Options (note 10(e))	260,000	6,776,000	6,952,500

(j)	Foreign exchange:

The functional currency of all of the Company’s operations is the United States dollar except for its Canadian subsidiaries for which it is the Canadian dollar. Subsidiary amounts originally measured in other than the Company’s functional currency, are translated to the functional currency by using the current rate method under which assets and liabilities are translated at the exchange rate at the balance sheet date and revenues, expenses, gains and losses are translated at the exchange rate at the dates on which those transactions occurred except that weighted average exchange rate is used to translate normal recurring transactions. Translation adjustments are reported and accumulated in a separate component of equity, if material. No translation adjustments have been incurred for the years presented.

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

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in preparing these financial statements in conformity with accounting principles generally accepted in the United States. Actual results could differ from those estimates. In these consolidated financial statements, significant areas requiring the use of management estimates relate to the determination of collectibility of accounts receivable, the recoverability of equipment and intellectual property and rates for depreciation and amortization.

2.	Significant accounting policies (continued):

(l)	Financial instruments:

The fair values of cash and cash equivalents, amounts receivable, accounts payable, accrued liabilities and obligations under capital lease approximate their carrying values due to the short-term to maturity of these items.

The Company’s credit risk is limited to the amounts disclosed on the balance sheet. The Company has significant concentrations of credit risk as certain customers or classes of customers aggregate greater than 10% of the Company’s outstanding accounts receivable (note 13).

The Company operates in Canada and the United States which gives rise to a risk that its earnings and cash flows may be negatively impacted by fluctuations in interest and foreign exchange rates. The Company has not entered into derivative or other financial instruments to hedge these risks.

(m)	Stock-based compensation plans:

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations to account for its employee stock options plans. Under this method, compensation expense is recorded on the measurement date, which is generally the date of grant, only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 123, “Accounting for Stock-Based Compensation”, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123 for employee stock option grants. Option grants to non-employees will be recognized at their fair value as the services are provided and the options earned.

The Company accounts for stock-based compensation associated with the repricing of employee stock options in accordance with the provisions of FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation” (“FIN 44”). For accounting purposes, the repricing of existing stock options requires variable accounting for the new options granted from the date of modification. Variable accounting requires that the intrinsic value, being the excess of the current market price at the end of each reporting period in excess of the exercise price of the repriced options, be expensed as non-cash stock-based compensation expense, until such time as the repriced options are exercised, expire or are otherwise forfeited. Any increase in the intrinsic value of the repriced options will decrease reported earnings, and any subsequent decreases in value will increase reported earnings.

2.	Significant accounting policies (continued):

(m)	Stock-based compensation plans (continued):

The closing price of the Company’s common stock on February 28, 2003 was $0.03 per share and therefore the Company recognized employee non-cash compensation expense charges of nil for the year ended February 28, 2003 related to repriced stock options. There is a potential for such a variable non-cash charges in each reporting period until all of the Company’s repriced stock options are exercised, forfeited or expire.

Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net loss would have been increased to the pro forma amounts indicated below:

	2003	2002	2001

Compensation expense	$197,000	$746,000	$8,629,883
Pro forma loss	2,358,235	10,662,809	15,341,000
Pro forma loss per share	$0.01	$0.07	$0.12

The weighted average fair value of employee options granted during the year was $0.10 (2002 — $0.28; 2001 — $1.25) estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2003	2002	2001

Risk free interest rate	4.50%	4.75%	5.00%
Annual dividends	—	—	—
Expected lives	50%	50%	50%
Volatility	150%	121%	131%

(n)	Recently adopted accounting standards:

During 2002, the Financial Accounting Standards Board has issued the following new pronouncements that impacted the Company:

•	In August 2001, the Financial Accounting Standards Board (“FASB”) issued FAS No. 143, “Accounting or Asset Retirement Obligations” (“SFAS No. 143”), which requires entities to record the fair value of a liability for an asset or an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. SFAS No. 143 was effective for the Company’s current fiscal year.

2.	Significant accounting policies (continued):

(n)	Recently adopted accounting standards (continued):

•	In July 2002, FASB released SFAS No. 146, “Accounting for costs associated with Exit or Disposal Activities”, (“SFAS No. 146”), which addresses the financing accounting and reporting for costs associated with exit or disposal activities. SFAS No. 146 relates to the recognition of a liability for a cost associated with an exit or disposal activity and requires that a liability be recognized for these costs only when the liability is incurred., that is, when it meets the definition of a liability under FASB’ conceptual framework. SFAS No. 146 also established fair value as the objective for initial measurement of liabilities related to exit or disposal activities. As a result, SPAS 146 significantly reduces an entity’s ability to recognize a liability for future expenses related to restructuring. SFAS 146 was effective for exit and disposal activities initiated after December 31, 2002.

•	In December 2002, FASB released SFAS No. 148, “Accounting for Stock-based Compensation -Transition and Disclosure”. This statement amends FASB Statement No. 123. “Accounting for Stock-based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value base method of accounting for stock-based compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results.

The adoption of SFAS No. 143 or SFAS No. 146 on January 1, 2003 did not have a material impact on the Company’s reported financial results. The disclosure requirements in SFAS No. 148 have been adopted in these consolidated financial statements.

3.	Acquisition of the business of Healthtrac, Inc.:

On August 3, 2001, the Company acquired all of the shares of Healthtrac, Inc. (“Healthtrac”) which operated an analytical health assessment program. The Company issued 13,212,976 common shares on closing and issued 431,293 common shares subsequently for a total fair value of $4,600,000 in share consideration. This acquisition has been accounted for as a purchase of the business of Healthtrac under the purchase method with effect from August 3, 2001. As part of the acquisition, the Company issued 3,716,090 common shares with a fair value of $971,767 to creditors of the acquired company to settle debt obligations.

3.	Acquisition of the business of Healthtrac, Inc. (continued):

Details of the fair value assigned to the assets acquired and liabilities assumed in the acquisition are as follows:

Assets acquired:
Current assets	$520,962
Equipment	83,387
Intellectual property	6,048,818

6,653,167
Liabilities assumed:
Current liabilities	1,866,582
Long-term debt	50,000

1,916,582

Net assets acquired	$4,736,585

Consideration paid:
Shares	$4,600,000
Acquisition costs	136,585

$4,736,585

4.	Other acquisitions:

(a)	Medwired Corporation:

On April 20, 2001, the Company closed its acquisition of proprietary web portal development and content management software from Medwired Corporation for $50,000 in cash and 241,935 common shares of the Company with a fair value of $150,000. The total proceeds were allocated to equipment. In fiscal 2003, management made a decision to abandon the business and wrote-down the equipment to nil.

(b)	Healthscape, Inc.:

Pursuant to an agreement dated May 30, 2001, the Company acquired proprietary software from Healthscape, Inc. on June 26, 2001 for $5,000 in cash and 631,579 common shares of the Company with a fair value of $240,000. The total proceeds were allocated to equipment. In fiscal 2003, management made a decision to abandon the business and wrote-down the equipment to nil.

5.	Discontinued operations:

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

5.      Discontinued operations (continued):

Summarized financial information for the discontinued operations is as follows:

	2003	2002

Assets
Cash	$—	$35,267
Accounts and employee receivables	—	34,557
Inventory	—	544
Prepaid expenses	—	28,522
Equipment, net of accumulated amortization	—	160,714

Assets of discontinued operations	$—	$259,604

Liabilities
Accounts payable	$—	$287,604
Accrued liabilities	200,000	100,067

Liabilities of discontinued operations	$200,000	$387,671

The Company expects to settle the remaining liabilities from discontinued operations in 2004. The Company is negotiating the settlements with the intention of settling at less than the recorded amount of $200,000. However, there can be no certainty that this will be achieved.

	2003	2002	2001

Revenue	$50,304	$930,360	$1,810,299
Expenses:
Direct costs	21,540	437,939	478,497
Selling and administrative costs	54,624	2,891,272	3,873,534
Amortization	26,780	890,846	1,361,206
Write-down of equipment	134,513	1,379,883	—
Write-down of other assets	52,427	—	—
Impairment of goodwill	—	1,522,758	—
Other	—	82,295	(33,724)
Gain on forgiveness of debt	(243,332)	—	—

Net income (loss) from discontinued operations	$3,752	$(6,774,633)	$(3,869,214)

6.     Prepaid expenses and deposits:

	2002	2001

Prepaid expenses	$5,144	$104,584
Deposits	141,119	152,369

	$146,263	$256,953

7.      Equipment:

		Accumulated
		amortization	Net book
2003	Cost	and write-down	value

Office equipment	$274,104	$135,912	$138,192
Computer hardware	87,590	74,227	13,363
Leasehold improvements	24,980	6,541	18,439

	$386,674	$216,680	$169,994

		Accumulated	Net book
2002	Cost	amortization	value

Continuing operations:
Office equipment	$293,629	$83,246	$210,383
Computer hardware	164,867	104,423	60,444
Computer software	543,247	84,272	458,975
Leasehold improvements	329,301	304,862	24,439

	$1,331,044	$576,803	$754,241

Discontinued operations:
Office equipment	$770,104	$677,589	$92,515
Computer hardware	1,504,770	1,468,975	35,795
Computer software	102,344	69,940	32,404

	$2,377,218	$2,216,504	$160,714

8.      Notes payable:

	2003	2002

Note payable to a shareholder with interest at 1% over Bank of America’s prime rate due on February 3, 2003 (note 14)	$—	$50,000
Note payable with interest at 8% due January 31, 2002. The note is secured by a pledge of an aggregate of 300,000 common shares held by a director	—	100,000

	$—	$150,000

The $100,000 note payable was not paid on January 31, 2002 and the lender exercised their right under the default provision to receive the 300,000 common shares of the director on March 5, 2002. The creditor sold the shares for $34,360 of cash. The remaining payments have been reclassified to accounts payable.

9.      Obligations under capital lease:

	2003	2002

Year ending February 28 (2004 - 29):
2003	$—	$47,961
2004	19,470	14,060
2005	11,040	10,224
2006	920	1,704

Total minimum lease payments	31,430	73,949
Amount representing interest from 10% to 13%	2,616	7,644

Present value of net minimum capital lease payments	28,814	66,305
Current portion of obligation under capital lease	19,470	43,129

	$9,344	$23,176

Interest of $4,695 (2002 — $8,550) relating to capital lease obligations has been included in interest expense.

10.     Share capital:

(a)	Authorized:

300,000,000 common stock without par value 150,000,000 class A preference stock without par value 150,000,000 class B preference stock without par value

(b)	Commitments to issue common shares:

During fiscal 1998, the Company committed to issue 13,000,000 shares to former creditors under a reorganization plan. As at February 28, 2003, 10,581,455 (2002 — 10,581,455; 2001 — 9,849,022) shares have been issued to creditors leaving an outstanding commitment to issue 2,418,545 (2002 — 2,418,545; 2001 - 3,150,978) shares.

(c)	Reduction of common share stated capital:

On August 22, 1996, the shareholders of the Company passed a special resolution to reduce the stated capital of the Company’s common shares by $86,729,000 (CDN $117,535,000). For accounting purposes, the recorded amounts for common shares and deficit have not been adjusted.

(d)	Warrants:

On June 4, 2001, the Company issued 65,000 share purchase warrants which expire June 4, 2004. Each warrant entitles the holder to purchase one common share for $0.56. As at February 28, 2003, 65,000 of these warrants were unexercised.

On July 16, 2001, the Company issued 20,000 share purchase warrants which expire July 16, 2003. Each warrant entitles the holder to purchase one common share for $0.40. As at February 28, 2003, 20,000 of these warrants were unexercised.

10.     Share capital (continued):

(d)	Warrants (continued):

On August 3, 2001, the Company issued 50,000 share purchase warrants to a former employee in place of 45,000 options previously granted to that employee. The warrants expire on August 3, 2003. Each warrant entitles the holder to purchase one common share for $0.24. As at February 28, 2003, 50,000 of these warrants were unexercised.

On January 2, 2002, the Company issued 6,000,000 share purchase warrants to the former President as part of his severance package. The warrants expire on January 2, 2007. Each warrant entitles the holder to purchase one common share for $0.10, the market price of the Company’s common shares at the time of the issuance of the share purchase warrants. As at February 28, 2003, 6,000,000 of these warrants were unexercised. The Company has cancelled these share purchase warrants.

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

The following summarizes changes in stock options for the last three reporting years:

	2003		2002		2001

		Weighted		Weighted		Weighted
		average		average		average
		exercise		exercise		exercise
	Shares	price	Shares	price	Shares	price

Outstanding, beginning of year, as previously reported	6,776,000	$0.14	6,952,500	$0.56	100,000	$1.28
Outstanding, beginning of year, as repriced	—	—	6,952,500	0.15	—	—
Granted	6,000,000	0.10	2,696,000	0.13	6,952,500	0.56
Forfeited	(12,516,000)	(0.12)	(2,872,500)	0.48	(100,000)	1.28

Outstanding, end of year	260,000	$0.15	6,776,000	$0.14	6,952,500	$0.56

10.    Share capital (continued):

(e)	Stock options (continued): The Company has the following stock purchase options outstanding and vested at February 28, 2003:

	Number	Price	Expiry

Employees	60,000	$0.15	July 28, 2010
Director	200,000	0.15	November 5, 2011

Total	260,000	$0.15

On June 10, 2002, the President and Chief Executive Officer resigned from the Company and consequently, forfeited 3,000,000 unvested options at $0.10.

During the year, the expiry date was extended for 350,000 options held by former employees. No additional compensation was required to be recognized as a result of this modification.

On April 1, 2002, 2,000,000 stock options were granted to a consultant of the Company which vest in accordance with certain performance criteria and expired on April 1, 2003. No compensation was required to be recorded to February 28, 2003, for this award.

The Company cancelled a majority of the outstanding options in the fourth quarter as the option holders no longer were employed by the Company or no longer directors or consultants of the Company.

(f)	Issuance of shares for non-monetary consideration:

Shares issued for employee and director compensation, to third parties for services rendered, for settlement of debt and for the acquisition of assets or businesses are recorded based upon the market trading value of the shares at the date of the related agreements to issue the shares.

11.    Income taxes:

Loss before income taxes consists of the following:

	2003	2002	2001

Canada	$(1,362,650)	$(2,954,858)	$(2,943,317)
United States	(798,585)	(6,961,951)	(3,767,800)

	$(2,161,235)	$(9,916,809)	$(6,711,117)

Income tax recovery attributable to loss from operations differs from the amounts computed by applying the combined federal and provincial income tax rate of approximately 39.6% (2002 — 44.6%) to loss before taxes as a result of the following:

	2003	2002	2001

At statutory rates	$(856,000)	$(4,422,897)	$(2,653,000)
U.S. tax rate difference	6,000	300,000	—
Losses and other temporary differences not recognized	800,000	4,072,897	2,348,000
Non-deductible items and other	50,000	50,000	305,000

	$—	$—	$—

The tax effects of temporary differences that give rise to significant portions of the future tax assets and liabilities are as follows:

	2003	2002

Deferred tax assets:
Canada:
Net operating losses carry forward	$5,585,000	$7,758,282
Other	—	—

	5,585,000	7,758,282
United States
Net operating losses carry forward	4,747,000	4,437,095

	10,332,000	12,195,377
Valuation allowance	(10,332,000)	(12,195,377)

Net deferred tax assets	$—	$—

The Company had losses carried forward for Canadian income tax purposes of $4,528,732 expire unused during the year.

11.     Income taxes (continued):

As at February 28, 2002, the Company has accumulated losses for tax purposes of approximately $28,091,534 which may be carried forward to reduce taxable income in future years. These losses may be claimed no later than:

	Canada	United States

2004	$1,734,000	$—
2005	2,350,000	—
2006	3,075,000	—
2007	—	—
2008	2,803,000	—
2009	2,905,000	—
2010	1,237,000	—
2020	—	1,460,000
2021	—	3,014,000
2022	—	6,962,000
2023	—	799,000

	$14,104,000	$12,235,000

12.    Segmented information:

During the years presented, the Company had four operating segments – a healthcare division, a call center division, a catalogue division and an e’commerce division. The health division, call center and e’commerce segments are located in the United States and the catalogue segment was located in British Columbia, Canada. The e’commerce and catalogue segments were acquired in fiscal 2000. The Company discontinued its catalogue segment in 2002 and its e-commerce segment in 2003 (note 5). Consequently, all earned revenue and assets are now held in the United States. Segmented information for the years ended February 28, 2003, 2002 and 2001 for the Company’s continuing operating segments is as follows:

Operating segments:

	Healthcare	Call Centre
2003	segment	segment	Total

Gross revenue	$2,354,631	$1,249,802	$3,604,433

Segment loss (income)	$852,094	$(53,509)	$798,585
Corporate	—	—	1,366,402

Loss from continuing operations	$852,094	$(53,509)	$2,164,987

Segment assets	$4,755,717	$353,030	$5,108,747
Corporate assets	—	—	55,272
Assets of discontinued operations (note 7)	—	—	—

Total assets	$4,755,717	$353,030	$5,164,019

12.	Segmented information (continued):

Operating segments (continued):

	Healthcare	Call Centre
2003	segment	segment	Total

Equipment additions:
Equipment	$29,293	$5,075	$34,368
Corporate	—	—	1,115
Discontinued operations	—	—	577

	$29,293	$5,075	$36,060

Amortization expense
Equipment	$75,416	$40,582	$115,998
Intellectual property	1,209,764	—	1,209,764
Corporate assets	—	—	68,226

	$1,285,180	$40,582	$1,393,988

	Healthcare	Call Centre
2002	segment	segment	Total

Gross revenue	$1,550,653	$1,229,819	$2,780,472

Segment loss	$936,759	$205,218	$1,141,977
Corporate	—	—	2,500,199

Loss from continuing operations	$936,759	$205,218	$3,642,176

Segment assets	$5,710,725	$272,891	$5,983,616
Corporate assets	—	—	965,645
Assets of discontinued operations (note 5)	—	—	259,604

Total assets	$5,710,725	$272,891	$7,208,865

Equipment additions:
Equipment	$31,870	$49,737	$81,607
Corporate	—	—	10,641
Discontinued operations	—	—	30,461

	$31,870	$49,737	$122,709

Amortization expense
Equipment	$10,318	$43,159	$53,477
Intellectual property	705,695	—	705,695
Corporate assets	—	—	84,684

	$716,013	$43,159	$843,856

12.	Segmented information (continued):

Operating segments (continued):

	Healthcare	Call Centre
2001	segment	segment	Total

Gross revenue	$—	$770,153	$770,153

Segment loss	$—	$169,729	$169,729
Corporate	—	—	2,672,174

Loss from continuing operations	$—	$169,729	$2,841,903

Segment assets	$—	$314,273	$314,273
Corporate assets	—	—	3,140,689
Assets of discontinued operations	—	—	2,813,271

Total assets	$—	$314,273	$6,268,233

Equipment additions:
Equipment	$—	$134,175	$134,175
Corporate	—	—	4,833
Discontinued operations	—	—	922,607

	$—	$134,175	$1,061,615

Amortization expense:
Equipment	$—	$31,162	$31,162
Corporate assets	—	—	5,779

	$—	$31,162	$36,941

Revenue:

	2003	2002	2001

Call Centre service	$1,148,802	$1,229,819	$770,153
Healthcare:
Book sales	400,000	398,509	—
Program revenues	2,055,631	1,152,144	—

	$3,604,433	$2,780,472	$770,153

13.	Major customers:

Four major customers accounted for 60% (2002 — 56%) of total sales for the healthcare segment for the period ended February 28, 2003.

14.	Related party transactions:

(a)	Payments totalling nil were made to the President and Concept 10 Inc., a company controlled by the President, during the year ended February 28, 2003 (2002 - $7,000; 2001 — $475,650) for services rendered in connection with a private placement of common shares.

(b)	The Company had a licensing agreement with Queensland Teachers Union Health Fund Limited (“QTUH”) for a term of 20 years expiring April 30, 2019 to grant QTUH a license to use the Healthtrac Program in exchange for a monthly royalty calculated as $1 per questionnaire prepared in each calendar year. QTUH was also required to pay annual maintenance fees of $16,000 to the Company. The maintenance fees had not been accrued for the year ended February 28, 2002. In addition, QTUH’s royalty payments to the Company were suspended for the next five years expiring December 31, 2006.

On the date of acquisition of Healthtrac, August 3, 2001, an amended license agreement was signed between QTUH and the Company. On that date, QTUH also signed a loan agreement in which QTUH agreed to provide a loan facility to the Company for a maximum of $110,000 at an interest rate of 1% over Bank of America’s prime rate. At February 28, 2002, $50,000 had been advanced to the Company under the arrangements (note 8) and a further $60,000 was advanced in fiscal 2003. QTUH had the right to convert the amount borrowed under the agreement into shares of the Company which is exercisable on the repayment date, being January 29, 2003. The number of shares to be issued would have been the amount of the loan on the date of election divided by the ten day average price per share for the Company’s common shares for the period ending on the date of conversion. In addition to the loan, the Company also owed QTUH $161,000 in accounts payable for prior book purchases funded by QTUH.

On February 14, 2003, the Company and QTUH signed an amended license agreement that cancelled all the previous arrangements. Under the agreement, QTUH agreed to forgive the $110,000 loan amount and $161,000 in accounts payable in return for Healthtrac forgiving any amounts owed by QTUH to Healthtrac for maintenance fees, royalty payments and any other fees. In addition, QTUH and the Company agreed to grant QTUH a license to use the Healthtrac Program in various countries around the world for a term of 18 years expiring April 30, 2001 for a fee of $90,000. The Company has no ongoing requirements under this agreement and any additional services provided by the Company to QTUH are to be negotiated based on current market prices. As a result, the Company recognized the $90,000 in revenue in fiscal 2003.

15.	Non-cash transactions and supplemental disclosures:

The Company had the following material non-cash transactions:

	2003	2002	2001

Non-cash transactions:
Acquisition of equipment under capital lease	$—	$—	$107,099
Issuance of shares for:
Employee and director compensation	80,000	566,000	754,950
Acquisition of Sullivan Park, LLC	—	—	375,000
Acquisition of fixed assets	—	—	39,000
Settlement of debt	59,765	1,039,345	19,344
Services received	45,500	123,658	6,000
Acquisition of MedWire assets (note 4(a))	—	150,000	—
Acquisition of Healthtrac, Inc. (note 3)	107,588	4,600,000	—
Acquisition of Healthscape, Inc. assets (note 4(b))	—	240,000	—
Severance payment	—	100,000	—

Interest of $30,000 (2002 — $8,550; 2001 — $8,913) was paid in the year. No income taxes were paid in the years presented.

16.	Commitments and contingencies:

(a)	Operating leases:

The Company is committed to annual office and equipment rental payments for the next four years as follows:

2004	$239,300
2005	220,911
2006	224,308
2007	118,195

$802,714

(c)	Legal proceedings:

(i)	Rolling Meadows Premises:

The Company moved its e’commerce operations from Rolling Meadows, Illinois to the Greenwood, Indiana offices during 2002. A complaint was filed for rent and damages in the amount of $859,512. The Company’s position on this proceeding is that the building has been sublet and deny that they owe the Plaintiff any money. The outcome of this complaint is currently uncertain.

16.	Commitments and contingencies (continued):

(c)	Legal proceedings (continued):

(ii)	Vancouver Telephone Company Limited:

On July 17, 2001 the Company reached a settlement for a lawsuit against one of its former customers. The settlement grants the Company CDN$275,000 to be received in various payments over eight months, with final payment on February 1, 2002. The Company recognized the funds upon receipt.

(iii)	Other Litigation:

The Company is involved in other legal proceedings and claims arising in the ordinary course of business including claims for outstanding payments for goods and services received and taxation claims. The Company does not believe than any liabilities related to the proceedings to which its is a party are likely to be, individually or in the aggregate, material to the Company’s consolidated financial condition, operations or cash flows. The Company has accrued for any amounts it considers likely in the consolidated financial statements.

17.	Reconciliation of United States to Canadian generally accepted accounting principles (“GAAP”):

These financial statements are prepared in accordance with U.S. GAAP, the measurement principles of which do not differ materially from Canadian GAAP with respect to the accounting policies and disclosures in these financial statements, except as described in the following paragraph:

Under U.S. GAAP, a reduction in an accumulated deficit with a corresponding reduction in common share stated capital is only permitted in limited circumstances. Under Canadian GAAP, a reduction in an accumulated deficit with a corresponding reduction in common share stated capital is permitted if approved by the shareholders of the Company. On August 22, 1996, the shareholders of the Company passed a special resolution to reduce the stated capital of the Company’s common shares by $86,729,000 (CDN — $117,535,000). As a result, under Canadian GAAP, common stock and accumulated deficit would each be reduced by $86,729,000 for all years presented.

18.	Comparative figures:

Certain prior year figures have been reclassified to conform to the current year’s financial statement classification.

HEALTHTRAC, INC.
Consolidated Schedule of Selling, General and Administrative Expenses
(Expressed in United States dollars)

	Year ended	Year ended	Year ended
	February 28, 2003	February 28, 2002	February 29, 2001

		(Restated – note 5)	(Restated – note 5)
Wages and benefits:
Cash and accrued	$1,834,603	$1,564,205	$1,118,355
Non-cash	80,000	266,000	754,950
Bad debts (recovery)	(5,708)	136,894	19,344
Rent, utilities and property taxes	352,954	282,117	162,481
Consulting fees	185,692	911,829	177,444
Accounting and legal	199,330	531,766	193,156
Office and sundry	140,683	330,390	219,710
Marketing and advertising	43,321	278,902	414,143
Travel and promotion	109,143	229,482	137,264
Insurance	229,214	177,339	100,872
Telephone	159,540	148,304	105,027
Printing	102,945	134,338	62,314
Equipment rental	58,117	60,986	3,457
Bank charges and interest	60,021	35,169	24,272
Automobile	8,092	20,907	18,860
Recruiting	751	323	7,430
Licences, taxes and dues	12,184	16,930	70
Billing system fees	7,894	17,794	44,878
Subscriptions and dues	1,287	3,138	5,634

	$3,580,063	$5,146,813	$3,569,661

Exhibit Index

Exhibit
Number	Description

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Walter W. Straub, President, Chief Executive Officer and Chairman of the Board and Patrick E. Fevery, Vice President and Chief Financial Officer.