Form 10-Q
period 2003-05-31
HEALTHTRAC INC
filed 2003-07-21
CIK 790948

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACTS OF 1934

For the Quarter ended MAY 31, 2003	Commission file number: 000-14356

HEALTHTRAC, INC.

(Exact name of Registrant as specified in its charter)

CANADA	91-1353658

(State of incorporation)	(I.R.S. Employer Identification No.)

539 MIDDLEFIELD ROAD, REDWOOD CITY, CALIFORNIA	94063

(Address of principal executive offices)	(Zip Code)

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

Yes [X] No [   ]

The number of shares of common stock outstanding as of July 3, 2003 was 223,104,598.

HEALTHTRAC, INC.

Page

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Condensed Consolidated Balance Sheet at May 31, 2003 (unaudited) and February 28, 2003	4
Condensed Consolidated Statements of Operations (unaudited) for the three months ended May 31, 2003 and 2002	5
Condensed Consolidated Statements of Stockholders Equity	6
Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended May 31, 2003 and 2002	7
Notes to Condensed Consolidated Financial Statements (unaudited)	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Not applicable
Item 4. Controls and Procedures	18
PART II — OTHER INFORMATION
Item 1. Legal Proceedings	18
Item 2 to 5 - Not applicable
Item 6. Exhibits and reports on Form 8K	19
SIGNATURES	20
CERTIFICATIONS	21

SPECIAL NOTE REGARDING INDEPENDENT ACCOUNTANTS REVIEW

Our independent accountants, KPMG LLP, have not completed their review procedures at the time of filing this quarterly report on Form 10-Q for the three months ended May 31, 2003, as required under Article 10 of Regulation S-X. We expect completion by KPMG LLP by the end of this week and we will file an amended 10Q to remove this statement at that time

INTRODUCTORY NOTE

The Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and the Company intends that certain matters discussed in this report are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified by the context of the statement which may include words such as the Company “believes,” “anticipates,” “expects,” “forecasts,” “estimates,” or other words of similar meaning and context. Similarly, statements that describe future plans, objectives, outlooks, targets, models or goals are also deemed forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those forecasted or anticipated as of the date of this report. Certain of such risks and uncertainties are described in close proximity to such statements and elsewhere in this report, including Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Stakeholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements or construe such statements to be a representation by the Company that the objectives or plans of the Company will be achieved. The forward-looking statements included in this report are made only as of the date of this report, and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

HEALTHTRAC, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in United States dollars)

	May 31, 2003	February 28, 2003

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$150,007	$186,873
Accounts receivable, net of allowance of $4,469 (Feb 28, 2003 - $4,469)	308,796	406,095
Inventories	128,454	121,435
Prepaid expenses and deposits	146,263	146,263

Total current assets	733,520	860,666
Equipment, net	157,635	169,994
Intellectual property, net of $2,217,902 accumulated amortization (Feb 28, 2003 - $1,915,459)	3,830,916	4,133,359

	$4,722,071	$5,164,019

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,323,134	$1,216,043
Accrued liabilities	714,764	714,974
Deferred revenue	209,207	328,826
Current portion of obligations under capital lease	17,656	19,470
Liabilities of discontinued operations (note 3)	175,000	200,000

Total current liabilities	2,439,761	2,479,313
Obligations under capital lease	9,344	9,344
Shareholders’ equity:
Common shares, no par value (note 4):
Authorized: 300,000,000 (Feb 28, 2003 - 300,000,000) common shares Issued and outstanding: 223,104,598 (Feb 28, 2003 - 223,104,598)	121,809,921	121,809,921
Shares to be issued	100,000	100,000
Accumulated deficit	(119,636,955)	(119,234,559)

Total shareholders’ equity	2,272,966	2,675,362

	$4,722,071	$5,164,019

Future operations (note 1)
Commitment and contingencies (notes 4 and 7)

See accompanying notes

HEALTHTRAC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in United States dollars)

	Three Months Ended

	May 31, 2003	May 31, 2002

	(unaudited)
Revenue	$843,489	$1,029,087
Costs and expenses
Direct costs	222,156	350,269
Selling, general and administrative	721,298	1,278,404
Amortization	314,802	351,276

	1,258,256	1,979,949
Operating income (loss)	(414,767)	(950,862)
Other income (expense)
Gain on forgiveness of debt	12,371	—
Miscellaneous	—	8,815

	12,371	8,815
Loss from continuing operations	(402,396)	(942,047)
Loss from discontinued operations	—	(4,011)

Loss for the period	$(402,396)	$(946,058)

Basic and diluted loss per common share (note 2) Continuing operations	$—	$(0.01)
Discontinued operations	—	—

Loss for the period	$—	$(0.01)

Weighted average number of shares outstanding	223,104,598	205,087,585

See accompanying notes

HEALTHTRAC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
(Expressed in United States dollars)
(Unaudited)

	Common Shares

		Assigned	Shares to	Accumulated
	Number	Value	be issued	deficit	Total

Balance, February 28, 2001	127,834,749	$107,521,482	$4,705,000	$(107,156,515)	$5,069,967
Shares issued during the year
Exercise of CCAA warrants	732,433	—	—	—	—
Issued for acquisition of Sullivan Park	6,500,000	2,210,000	(2,700,000)	—	(490,000)
Shares issued and to be issued for acquisition of Healthtrac	13,212,976	4,492,412	107,588	—	4,600,000
Issued on acquisition of Med Wire assets	241,935	150,000	—	—	150,000
Issued on acquisition of specific assets of Healthscape	631,579	240,000	—	—	240,000
Shares issued for cash received pursuant to private placements	42,985,717	4,744,125	(2,005,000)	—	2,739,125
Shares to be issued for settlement of debt	—	—	6,000	—	6,000
Shares issued for settlement of debt	3,716,090	971,767	—	—	971,767
Shares issued for services	1,425,777	123,658	—	—	123,658
Shares issued for employees’ and directors’ compensation	1,018,181	566,000	—	—	566,000
Shares issued for severance pay	1,000,000	100,000	—	—	100,000
Shares returned to treasury and cancelled	(265,424)	—	—	—	—
Shares to be issued for cash received pursuant to private placements	—	—	640,625	—	640,625
Share issue costs	—	(24,000)	—	—	(24,000)
Subscription receivable	—	(410,000)	—	—	(410,000)
Loss for the year	—	—	—	(9,916,809)	(9,916,809)

Balance, February 28, 2002	199,034,013	120,685,444	754,213	(117,073,324)	4,366,333
Shares issued during the year
For cash pursuant to private placements	20,040,238	859,124	(561,625)	—	297,499
Shares to be issued for cash received pursuant to private placements	—	—	15,000	—	15,000
Shares issued for employee compensation ($50,000 cash received from private placement)	1,000,000	130,000	—	—	130,000
Subscription receivable	—	(77,500)	—	—	(77,500)
Shares issued for services	1,450,000	45,500	—	—	45,500
Shares issued and to be issued for acquisition of Healthtrac	431,293	107,588	(107,588)	—	—
Shares to be issued for settlement of debt	1,149,054	59,765	—	—	59,765
Loss for the year	—	—	—	(2,161,235)	(2,161,235)

Balance, February 28, 2003	223,104,598	121,809,921	100,000	(119,234,559)	2,675,362
Loss for the period	—	—	—	(402,396)	(402,396)

Balance, May 31, 2003	223,104,598	$121,809,921	$100,000	$(119,636,955)	$2,272,966

See accompanying notes

HEALTHTRAC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in United States dollars)

	Three Months Ended

	May 31, 2003	May 31, 2002

	(unaudited)
Cash flows from operating activities:
Loss for the period	$(402,396)	$(946,058)
Items not involving cash Loss from discontinued operations	—	4,011
Non-cash compensation expense	—	80,000
Amortization	314,802	351,276
Changes in non-cash operating working capital:
Accounts receivable	97,299	128,090
Prepaid expenses and deposits	—	27,515
Inventories	(7,019)	16,010
Accounts payable	107,091	(211,139)
Accrued liabilities	(210)	318,637
Deferred revenue	(119,619)	(5,348)
Deposit	—	53,299

Cash flow used in continuing operations	(10,052)	(183,707)
Cash used in discontinued operations	(25,000)	8,069

	(35,052)	(175,638)
Investments:
Acquisition of equipment	—	(7,248)
Financing:
Notes payable	—	(11,279)
Repayment of capital lease obligation, net	(1,814)	(16,138)
Issuance of common shares for cash	—	175,000
Cash received on shares to be issued	—	47,500

	(1,814)	195,083
Increase (decrease) in cash and cash equivalents	(36,866)	12,197
Increase (decrease) in cash of discontinued operations	—	26,541
Cash and cash equivalents at beginning of period	186,873	248,391

Cash and cash equivalents at end of period	$150,007	$287,129

Non-cash transactions and supplemental disclosures (note 6)

See accompanying notes

HEALTHTRAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2003
(Unaudited)

1.     Description of the Company and Summary of Significant Accounting Policies

The Company

Healthtrac Inc. is primarily engaged in providing health management designed to improve the quality of care while reducing overall healthcare costs and the operation of a call center. The Company provides health management services to health plans, self-insured employers and government agencies via programs designed to postpone disease and disability through preventive practices and chronic disease self-management. Healthtrac operates one call center through its subsidiary, NorthNet Telecommunications, Inc., doing business as NorthStar TeleSolutions. It operates two segments: Health Management and Call center.

Future Operations

These financial statements have been prepared on the going concern basis, which assumes the realization of assets and the settlement of liabilities in the normal course of business. The application of the going concern concept is dependent on the Company’s ability to generate future profitable operations and receive continued financial support from its shareholders and from external financing. The Company incurred a loss from operations of $402,396 for the three months ended May 31, 2003 and has an accumulated deficit of $119,636,955 at May 31, 2003. For the period ended May 31, 2003, the Company used $35,052 in cash to fund operations and $1,814 to fund financing activities resulting in a decrease in cash of $36,866. As at May 31, 2003, the Company has a working capital deficiency of $1,706,241 including cash of $150,007.

Management projects that the Company will require additional cash and working capital to fund planned operations and capital asset additions for fiscal 2004 of approximately $500,000. Although management is of the opinion that sufficient cash will be obtained from operations and external financing to meet the Company’s liabilities and commitments as they become due in fiscal 2003, there can be no assurance that funds from external financings will be available when required on an economical basis to the Company. The ability of the Company to continue as a going concern and realize the carrying value of its assets is dependent on the Company’s ability to increase its revenues by increasing its customer base and reducing its operating costs so that the Company achieves profitable operations. To date, subsequent to May 31, 2003 the Company has raised $nil in external financings through common share private placements. If the Company is unable to obtain sufficient funds for operations, it will be required to reduce operations or liquidate assets.

These financial statements do not reflect any adjustments that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of operations.

Basis of presentation

These unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Except as disclosed in note 17 of the Company’s annual audited consolidated financial statements as at February 28, 2003, these principles do not differ materially from accounting principles generally accepted in Canada.

These consolidated financial statements do not include all disclosures required by accounting principles generally accepted in the United States or required by Canadian generally accepted accounting principles for annual financial statements, and accordingly, these consolidated financial statements should be read in conjunction with the Company’s most recent annual consolidated financial statements. In the opinion of management, all adjustments, consistently solely of normal recurring adjustments, necessary for the fair presentation of these unaudited financial statements have been made. These consolidated financial statements follow the same accounting policies and methods of application used in the Company’s audited annual consolidated financial statements as at and for the year ended February 28, 2003.

These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All subsidiaries were acquired from unrelated parties and have been accounted for using the purchase method. Their results of operations have been included from the respective effective dates of acquisition. All significant intercompany balances and transactions have been eliminated.

Canadian subsidiaries	United States subsidiaries

Canadian-American Communications Inc.	Northnet Telecommunications Inc.
Canadian Northstar Transmission Systems Ltd.	eCommerce Solutions inc.
Preferred Telemangement Inc. (“PTI”)	Sullivan Park, Inc. (“Sullivan Park”)
Cam-Net Cellular Inc.	Healthtrac Corporation

Use of estimates

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

Recent Accounting Pronouncements

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, to clarify under what circumstances a contract with an initial net investment meets the characteristics of a derivative, to clarify when a derivative contains a financing component, to amend the definition of an underlying to conform it to language in FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and to amend certain other existing pronouncements. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and is to be applied prospectively. Implementation of SFAS No. 149 is not expected to have a material effect on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 requires that certain financial instruments issued in the form of shares that are mandatorily redeemable as well as certain other financial instruments be classified as liabilities in the financial statements. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective beginning the Company’s second quarter of 2004. The provisions of this statement are not expected to have a material impact on the Company’s consolidated financial position or results of operations.

Stock-based compensation plans:

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principle Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations to account for its employee stock options plans. Under the method, compensation expense is recorded on the measurement date, which is generally the date of grant, only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 123, “Accounting for Stock-Based Compensation”, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123 for employee stock option grants. Option grants to non-employees will be recognized at their fair value as the services are provided and the options earned.

Had the Company determined employee compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net loss would have been increased to the pro forma amounts indicated below (no compensation expense for the three months ended May 31, 2003 as no additional option grants and no outstanding vesting for prior options at the beginning of the period):

	Three months	Three months
	ended May 31,	ended May 31,
	2003	2002

Compensation expense	$—	$—
Pro forma loss	402,396	1,041,408
Pro forma loss per share	—	0.01

The weighted average fair value of employee options granted during the period ended May 31, 2002 was $0.08 estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

Three months
ended May 31,
2002

Risk free interest rate	4.07%
Annual dividends	—
Expected lives	1.25 years
Volatility	11.9%

2.	Loss per share

Loss per share has been calculated using the weighted average number of shares outstanding during the period. Diluted loss per share does not differ from basic loss per share as the impact of all outstanding convertible securities would be to reduce the loss per share.

3.	Discontinued operations

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

Summarized financial information for the discontinued operations is as follows:

	May 31, 2003	February 28, 2003

Accrued liabilities of discontinued operations	$175,000	$200,000

The Company expects to settle the remaining liabilities from discontinued operations in 2004. The Company is negotiating the settlements with the intention of settling at less than the recorded amount of $175,000. However, there can be no certainty that this will be achieved.

	Three months ended	Three months ended
	May 31, 2003	May 31, 2002

Revenue	$—	$56,220
Expenses
Direct costs	—	21,184
Selling and administrative costs	—	25,946
Amortization	—	13,101

Loss from discontinued operations	$—	$(4,011)

4.	Share capital

a.	Authorized

•	300,000,000 common stock without par value

•	150,000,000 class A preference stock without par value

•	150,000,000 class B preference stock without par value

b.	Commitments to issue common shares

The Company has committed to issue 13,000,000 shares to former creditors under a reorganization plan. As at May 31, 2003, 10,581,455 (February 28, 2003 — 10,581,455) shares have been issued to creditors leaving an outstanding commitment to issue 2,418,545 (February 28, 2003 — 2,418,545) shares.

c.	Reduction of common share stated capital

On August 22, 1996, the shareholders of the Company passed a special resolution to reduce the stated capital of the Company’s common shares by $86,729,000 (CDN $117,535,000). For accounting purposes, the recorded amounts for common shares and deficit have not been adjusted.

d.	Warrants

•	On June 4, 2001, the Company issued 65,000 share purchase warrants which expire June 4, 2004. Each warrant entitles the holder to purchase one common share for $0.56. As at May 31, 2003, 65,000 of these warrants were unexercised.

•	On July 16, 2001, the Company issued 20,000 share purchase warrants which expire July 16, 2003. Each warrant entitles the holder to purchase one common share for $0.40. As at May 31, 2003, 20,000 of these warrants were unexercised.

•	On August 3, 2001, the Company issued 50,000 share purchase warrants to a former employee in place of 45,000 options previously granted to that employee. The warrants expire on August 3, 2003. Each warrant entitles the holder to purchase one common share for $0.24. As at May 31, 2003, 50,000 of these warrants were unexercised.

•	On January 2, 2002, the Company issued 6,000,000 share purchase warrants to the former President as part of his severance package. These warrants have been cancelled by the Company and are no longer outstanding.

e.	Stock options

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

The following summarizes changes in stock options since February 28, 2003:

	May 31, 2003

		Weighted average
	Shares	exercise price

Outstanding, beginning of period	260,000	$0.15
Granted	—	—
Forfeited	—	—

Outstanding, end of period	260,000	$0.15

The Company has the following stock purchase options outstanding and vested at May 31, 2003:

	Number	Price	Expiry

Employees	60,000	$0.15	July 28, 2010
Director	200,000	0.15	November 5, 2011

Total	260,000	$0.15

f.	Issuance of shares for non-monetary consideration

Shares issued for employee and director compensation, to third parties for services rendered, for settlement of debt and for the acquisition of assets or businesses are recorded based upon the market trading value of the shares at the date of the related agreements to issue the shares.

5.	Segmented information

The Company’s continuing operations have two — a health promotion division (Healthtrac Corp.) and a call center division (NorthStar TeleSolutions, Inc.). The segments are located in the United States. Segmented information for the three months ended May 31, 2003 with comparative figures for May 31, 2002 are as follows:

	Healthcare
	promotion	Call Centre
May 31, 2003	segment	segment	Total

Gross revenue	$563,159	$280,330	$843,489
Corporate	—	—	—

	$563,159	$280,330	$843,489

Segment income (loss)	$(311,712)	$7,171	$(304,541)
Corporate	—	—	(97,855)

Income (loss) for the period	$(311,712)	$7,171	$(402,396)

Segment assets	$4,412,986	$253,814	$4,666,800
Assets of discontinued operations	—	—	—
Corporate assets	—	—	55,271

Total assets	$4,412,986	$253,814	$4,722,071

Amortization expense
Capital assets	$3,201	$9,158	$12,359
Intellectual property	302,443	—	302,443
Corporate assets	—	—	—

	$305,645	$9,158	$314,802

	Healthcare
	promotion	Call Centre
May 31, 2002	segment	segment	Total

Gross revenue	$754,151	$274,668	$1,028,819
Corporate	—	—	268

	$754,151	$274,668	$1,029,087

Segment income (loss)	$(376,305)	$5,279	$(371,026)
Corporate	—	—	(571,021)

Income (loss) for the period	$(376,305)	$5,279	$(942,047)

Segment assets	$5,499,678	$223,764	$5,723,442
Assets of discontinued operations	—	—	226,949
Corporate assets	—	—	749,578

Total assets	$5,499,678	$223,764	$6,699,969

Equipment additions:
Equipment	$5,382	$751	$6,133
Corporate	—	—	1,115

	$5,382	$751	$7,248

Amortization expense:
Capital assets	$5,719	$9,002	$14,721
Intellectual property	302,442	—	302,442
Corporate assets	—	—	34,113

	$308,161	$9,002	$351,276

		May 31, 2003	May 31, 2002

Call center service		$280,330	$274,668
Other		—	268
Healthcare:
Book sales		202,161	301,373
Programs revenue		360,998	452,778

		$843,489	$1,029,087

6.	Non-cash transactions and supplemental disclosures

	May 31, 2003	May 31, 2002

Supplemental disclosures:
Interest paid	$1,655	$17,739
Taxes paid	—	—
Issuance of shares for:
Settlement of debt	—	57,163
Acquisition of MedWire	—	—

7.	Commitment and contingencies

a.	The company is committed to annual office and equipment rental payments under operating leases for the next four years as follows:

2004	$239,300
2005	220,911
2006	224,308
2007	118,195

$802,714

b.	Legal proceedings:

(i)	Rolling Meadows Premises

The Company moved its e-commerce operations from Rolling Meadows, Illinois to the Greenwood, Indiana offices during 2002. A complaint was filed for rent and damages in the amount of $859,512. The Company’s position on this proceeding is that the building has been sublet and deny that they owe the Plaintiff any money. The outcome of this complaint is currently uncertain.

(ii)	Other Litigation

The Company is involved in other legal proceedings and claims arising in the ordinary course of business including claims for outstanding payments for goods and services received and taxation claims. The Company does not believe that any liabilities related to the proceedings to which it is a party are likely to be, individually, or in the aggregate, material to the Company’s consolidated financial statements. The Company has accrued for any amounts it considers likely in the consolidated financial statements.

8.	Comparative figures

Certain prior year figures have been reclassified to conform to the current year’s financial statement classification

HEALTHTRAC, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors, which have affected the consolidated results of operations, and the consolidated financial position of the Company during the periods included in the accompanying condensed consolidated financial statements. This discussion should be read in conjunction with the related condensed consolidated financial statements and associated notes.

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

Healthcare division

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

Call Center division

The Call Center provides transaction processing, centralized billing, customer and technical support, order entry, order fulfillment, bill collection, help desk services and dispatch functions. Revenue is recognized based on monthly per customer transactions for standard services in accordance with contractual arrangements.

Accounts Receivable

The Company is required to estimate the collectibility of its trade receivables and unbilled costs and fees. A considerable amount of judgment is required in assessing the ultimate realization of these receivables including the current credit-worthiness of each customer. Significant changes in required reserves may occur in the future depending on future market conditions.

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

Intellectual property

The Company’s management has estimated the useful life of the intellectual property that was acquired through the acquisition of Healthtrac in fiscal 2002 as being five years. We have yet to realize net income from this acquisition and may not be able to realize these assets in the normal course of operations over the next five years. In estimating the fair value of intellectual property, our Company’s management estimates their value at the segment level. Management has reviewed recent sales transactions in the Healthcare business and believes that the fair value of this asset is higher than the net book value. The fair value will be impacted by general economic conditions, demand for the segment’s services and other factors. To the extent that the fair value is reduced in future periods, we may be required to record an impairment charge against the carrying value of the intellectual property.

Contingencies

The Company is involved in legal proceedings as disclosed in note 7 in the consolidated financial statements. The Company has recorded its best estimate of any costs associated with these legal proceedings. The accrual for these types of costs is subject to considerable uncertainty and actual results may differ from the amounts accrued.

Going Concern

Our ability to continue as a going concern and to realize the carrying value of our assets is dependent on our ability to obtain additional financing to fund future operations and on our ability to translate our growth into profitable operations. The outcome of these matters cannot be predicted with any certainty at this time. Accordingly, our consolidated financial statements contain note disclosures describing the circumstances that led there to be doubt over our ability to continue as a going concern that states that the Company has a working capital deficiency of $1,706,241 at May 31, 2003 and the Company has suffered recurring losses from operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements have been prepared without any adjustments that would be necessary if we become unable to continue as a going concern and were therefore required to realize upon our assets and discharge our liabilities in other than the normal course of operations.

RESULTS OF OPERATIONS
(Unaudited)
(Expressed in United States dollars)

	Three Months Ended May 31,

	2003	2002

Revenues
Healthcare	$563,159	$754,151
Call Center	280,330	274,668
Corporate	—	268

Total revenues	$843,489	$1,029,087

Operating Income (Loss)
Healthcare	$(311,712)	$(376,305)
Call center	7,171	5,279
Corporate	(97,855)	(571,021)
Los from continuing operations	$(402,396)	$(942,047)

REVENUES

On a consolidated basis, revenues from continuing operations for the three months ended May 31, 2003 decreased by 18% to $843,489 from the same period in the prior year. The decrease was primarily the result of a one time book order of $271,000 in the prior year in the Healthcare Promotion segment which was not repeated in the current quarter. Call Center revenue is consistent in the first quarter fiscal 2004 compared to the first quarter fiscal 2003 due to an increase in customer transactions offset by lower per transaction and customer fees.

OPERATING LOSS

On a consolidated basis, the operating loss decreased 57% for the three months ended May 31, 2003. The reduced operating loss is the result of cost containment initiatives in the Health Management and corporate business segments.

DIRECT COSTS

Direct costs consist primarily of the cost of books at the Health Management segment. The decrease in direct costs from $350,269 to $222,156 is a result of lower book sales in the current quarter compared to first quarter fiscal 2003.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses consist primarily of personnel-related expenses, professional fees, and rent and utilities. Selling, general and administrative expenses for the three months ended May 31, 2003 were $721,298 or 86% of revenues as compared to $1,278,404 or 124% of revenues for the three months ended May 31, 2002. The decrease reflected the overall reduction in expenses in the Health Management and Corporate business segments, as a result of a decrease in staff and lower outside services expenses.

AMORTIZATION

Amortization consists of depreciation on equipment and amortization of the intellectual property. The decrease from $351,276 to 314,802 is due to lower depreciation of equipment as a result of certain equipment being written off in fiscal 2003.

ACCOUNTS RECEIVABLE

Accounts receivable at May 31, 2003 decreased by approximately $97,299 to $308,796 as compared with $406,095 at February 28, 2003. This decrease was due to increased collection activities at the Health Management and Call Center business segments.

INVENTORIES

Inventories consist of various publications and written materials for the Healthcare segment. Inventory levels remained materially unchanged as a result of inventory usage offset by new inventory purchases.

LIQUIDITY AND CAPITAL RESOURCES

As at May 31, 2003, the Company had a net working capital deficiency of $1,706,241, capital assets with a book value of $157,635, intellectual property with a book value of $3,830,916 and obligations under long-term capital leases of $9,344 resulting in a net equity of $2,272,966.

During the first quarter fiscal 2004, we used $35,052 in cash to fund operations compared to $175,638 in the first quarter fiscal 2003. $1,814 was utilized to fund financing activities which consisted primarily of payments for capital lease obligations. No cash was obtained or used during the quarter from investing activities for a net decrease in cash of $36,866. Cash at May 31, 2003 was $150,007.

We have historically funded operations through the issuance of common shares. We expect the need to fund our working capital deficit, future operations and investments through the issuance of common shares and from operations. Subsequent to May 31, 2003, there have not been any sales of common shares. There can be no assurance that we will be able to generate proceeds from the sale of common shares during the balance of fiscal 2004.

We estimate our cash requirements for capital asset additions and for operations for fiscal 2004 to be approximately $500,000. These funds are expected to be obtained through external financing and cash flow from operations. There can be no assurance that funds from external financings will be available when required on an economical basis. We will continue to search for appropriate acquisitions to compliment our existing operations. Where possible, we will pay for acquisitions through the issuance of our common shares.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer of the Company have concluded, based on their evaluation as of the date within 90 days prior to the date of the filing of this quarterly report on Form 10-Q, the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 and 15d-14. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective in ensuring that all material information required to be filed in this quarterly report have been made known to them, to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Controls

There have been no significant changes in internal controls, or in other factors that could significantly affect internal controls subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company moved its e-commerce operations from Rolling Meadows, Illinois to the Greenwood, Indiana offices during 2002. A complaint was filed for rent and damages in the amount of $859,512. The Company’s position on this proceeding is that the building has been sublet and denies that they owe the Plaintiff any money. The outcome of this complaint is currently uncertain.

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

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

EXHIBIT
NUMBER	DESCRIPTION

(The following exhibits are incorporated by reference into this Form 10-Q from reports previously filed by with the Securities and Exchange Commission)

3.1	Certificate of continuance, dated January 11, 1991

3.2	Certificate of Amendment, dated June 14, 1995

3.3	Certificate of Amendment, dated September 14, 1995

3.4	Certificate of Amendment, dated December 22, 1995

3.5	Certificate of Amendment, dated March 23, 1999

3.6	Certificate of Amendment, dated May 31, 1999

3.7	Certificate of Amendment, dated July 18, 1997

3.8	By-laws

10 Material Contracts

10.1	Lease agreement between Healthtrac, Inc. and Encore LLC dated October 1,

21 Subsidiaries

21.1	Canadian-American Communications Inc.

21.2	Canadian Northstar Transmission Systems Ltd.

21.3	Preferred Telemanagement Inc. (formerly Suncom Telemanagement Inc.)

21.4	CAM-NET Cellular Inc. (formerly Direct Advantage, Inc. and Invoice Reduction Services, Inc.

21.5	NorthNet Telecommunications Inc. (d.b.a. NorthStar Telesolutions)

21.6	eCommerce Solutions Inc. (d.b.a. Professional Services and Software Products group)

21.7	Healthtrac Corporation

(The following exhibits are attached to this quarterly filling)

Other

99(a)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Edward Sharpless, President, Chief Executive Officer and Tony Z. DiCostanzo, Vice President, Finance and Operations.

(b)	Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Dated: July 21, 2003

HEALTHTRAC, INC.

By:	/s/ Edward W. Sharpless

Chief Executive Officer

CERTIFICATIONS

I, Edward W. Sharpless, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Healthtrac, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: July 21, 2003

HEALTHTRAC, INC.

By:	/s/ Edward W. Sharpless

President and Chief Executive Officer

CERTIFICATION

I, Tony Z. DiCostanzo, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Healthtrac, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a–14 and 15d–14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: July 21, 2003

HEALTHTRAC, INC.

By:	/s/	Tony Z. DiCostanzo

VP, Finance & Operations

Exhibit Index

EXHIBIT
NUMBER	DESCRIPTION

(The following exhibits are incorporated by reference into this Form 10-Q from reports previously filed by with the Securities and Exchange Commission)

3.1	Certificate of continuance, dated January 11, 1991

3.2	Certificate of Amendment, dated June 14, 1995

3.3	Certificate of Amendment, dated September 14, 1995

3.4	Certificate of Amendment, dated December 22, 1995

3.5	Certificate of Amendment, dated March 23, 1999

3.6	Certificate of Amendment, dated May 31, 1999

3.7	Certificate of Amendment, dated July 18, 1997

3.8	By-laws

10 Material Contracts

10.1	Lease agreement between Healthtrac, Inc. and Encore LLC dated October 1,

21 Subsidiaries

21.1	Canadian-American Communications Inc.

21.2	Canadian Northstar Transmission Systems Ltd.

21.3	Preferred Telemanagement Inc. (formerly Suncom Telemanagement Inc.)

21.4	CAM-NET Cellular Inc. (formerly Direct Advantage, Inc. and Invoice Reduction Services, Inc.

21.5	NorthNet Telecommunications Inc. (d.b.a. NorthStar Telesolutions)

21.6	eCommerce Solutions Inc. (d.b.a. Professional Services and Software Products group)

21.7	Healthtrac Corporation

(The following exhibits are attached to this quarterly filing)

Other

99(a)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Edward Sharpless, President, Chief Executive Officer and Tony Z. DiCostanzo, Vice President, Finance and Operations.