Form 10-K/A
period 2003-02-28
HEALTHTRAC INC
filed 2003-09-30
CIK 790948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Amendment No. 1

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

     The Company is currently structured into two business units: Healthcare Management, and Call Center Operations. Prior to September 23, 2002, the Company had a third business segment called the Professional Services and Software Products (PSSP) Group (formerly referred to as the e-commerce segment). In September 2002, management distributed the company’s information technology resources between its Greenwood, Indiana call center and Redwood City, California headquarters where the information technology staff has assumed responsibility for all of Healthtrac’s information technology products and services. Prior to February 28, 2002, the Company had a fourth business segment called Call Direct, a catalog telecommunication equipment resale business.

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

     For further details on the operations of our health promotion division, see the section entitled “Health Management Operations” below.

Healthcare Management Operations

     Healthtrac Corp. provides healthcare management services to health plans, self-insured employers and government agencies via programs designed to postpone disease and disability through preventive practices and chronic disease self-management. Our health risk assessment identifies high-risk constituents prior to high claims utilization, our tailored interventions reduce health risks and costs by supporting healthy changes and condition management, and our reporting capabilities track changes over time and evaluate each program’s impact. Healthtrac measures return on investment, participant and group changes in health risks, health consumerism, and productivity, and tracks reductions in healthcare usage.

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

     In fiscal 2003, the Company discontinued its PSSP group (formerly its e-commerce division) that had been substantially curtailed in fiscal 2002 as a result of cash flow and profitability concerns. The division was closed and the Company did not realize any proceeds on disposition in 2002 or 2003. Previously, the PSSP division operated an internet shopping cart website whereby customers could purchase products for sale by the Company, and performed consulting services related to website design, development projects and hosting services.

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

Item 3. Legal Proceedings

     On September 25, 2001, Rolling Meadows Associates, I, LLC, by Zaragon Holdings, Inc., filed a Complaint in Cook County, Illinois Circuit Court against VirtualSellers.com, Inc. for possession of the premises located at 3075 Tollview Drive, Rolling Meadows Illinois and for rent or damages for withholding possession of these premises for the period from September 1, 2001 through September 30, 2001 in the amount of $26,315 plus all rents accruing through the date of trial. A complaint was filed for rent and damages in the amount of $859,512. The Company’s position on this proceeding is that the building has been sublet and deny that they owe the Plaintiff any money. The outcome of this complaint is currently uncertain and consequently no amounts have been accrued as at February 28, 2003. Management is in current discussions with the plaintiff to settle the dispute.

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

Item 6. Selected Financial Data

     The following selected historical financial data has been derived from the audited consolidated financial statements of the Company. This information should be read in conjunction with the Company’s Consolidated Financial Statements and the Notes thereto as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in Item 7. In the fourth quarter of 2002, the Company discontinued CallDirect and closed its facility in British Columbia, Canada. In the third quarter of 2003, the Company discontinued the PSSP (formerly e-commerce) division and closed its facility in Chicago, Illinois. CallDirect and the PSSP group results of operations are included in the income (loss) from discontinued operations (see Note 5 to Notes to Consolidated Financial Statements). All prior year information has been adjusted to conform to 2003 presentation.

	Years Ended February 28, 2003,

	2003	2002	2001	2000	1999

		(in thousands, except per share amounts)
Selected Consolidated Statement of Operations Data:
Net sales	$3,604	$2,780	$770	$333	$17
Income (loss) from continuing operations	$(2,165)	$(3,642)	$2,842	$(3,081)	$(1,595)
Income (loss) from discontinued operations	4	(6,275)	(3,869)	(1,612)	—

Net income (loss)	$(2,161)	$(9,917)	$(6,711)	$(4,693)	$(1,595)

Basic income (loss) per share:
Continuing operations	$(0.01)	$(0.02)	$(0.02)	$(0.03)	$(0.02)
Discontinued operations	(0.00)	(0.04	(0.03)	(0.02)	—

Net income (loss)	$(0.01)	$(0.06)	$(0.05)	$(0.05)	$(0.02)

Diluted income (loss) per share:
Continuing operations	$(0.01)	$(0.02)	$(0.02)	$(0.03)	$(0.02)
Discontinued operations	(0.00)	(0.04)	(0.03)	(0.02)	—

Net income (loss)	$(0.01)	$(0.06)	$(0.05)	$(0.05)	$(0.02)

Shares used in calculating net income (loss) per share:
Basic	214,797	154,543	126,934	91,557	65,748
Diluted	214,797	154,543	126,934	91,557	65,748
Selected Consolidated Balance Sheet Data:
Total assets	$5,164	$7,209	$6,268	$2,740	$218
Long-term debt, net of current portion	9	23	—	—	—

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

Critical Accounting Policies and Estimates

     The Company’s financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. The Company believes that the following are some of the more critical judgment areas in the application of its accounting policies that currently affect its consolidated financial condition and results of operations. However, as many of the estimates are based on factors that are outside the control of the Company, no assurance can be provided that our assessments won’t change in the future.

Revenue Recognition

     Healthtrac recognizes revenues from product sales at the time of shipment. On long-term contracts, Healthtrac recognizes revenue and profit as services are completed such as the completion of health questionnaires and submitting of reports to customers. Deferred revenue results as billing normally occurs during the completion of the first questionnaire and report. For Other program fees (postage, printing, books, data file distribution, etc.), revenues are recognized at the time of billing. Changes in the nature of Healthtrac’s sales arrangements with its customers could impact the timing of its revenue recognition.

Accounts Receivable

     The Company is required to estimate the collectibility of its trade receivables and unbilled costs and fees. A considerable amount of judgment is required in assessing the ultimate realization of these receivables including the current credit-worthiness of each customer. Changes in customer’s financial situation in the future could materially impact our assessment of the receivables collectibility.

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

Intellectual Property

     The Company’s management has estimated the useful life of the intellectual property that was acquired through the acquisition of Healthtrac in fiscal 2002 as being five years. We have yet to realize net income from this acquisition and may not be able to realize these assets in the normal course of operations over the next five years. In estimating the fair value of intellectual property, our Company’s management estimates their value at the segment level based upon factors such as estimated cash flows and market values. Management has reviewed recent sales transactions in the Healthcare business and believes that the fair market value of this asset is higher than the net book value. The fair value of the definite life intangible will be impacted by general economic conditions, demand for the segment’s services and other factors. To the extent that fair value is reduced in future periods, we may be required to record an impairment charge against the carrying value of the intellectual property.

Contingencies

     The Company is involved in legal proceedings as disclosed in note 16 in the consolidated financial statements. The Company has recorded its best estimate of any costs associated with these legal proceedings. The accrual for these types of costs is subject to considerable uncertainty and actual results may differ from the amounts accrued.

development costs are written-off when projects are abandoned or when the estimated cash flows from a product are not expected to be sufficient to recover the capitalized software development costs.

Outlook and Going Concern

     Our ability to continue as a going concern and to realize the carrying value of our assets is dependent on our ability to obtain additional financing to fund future operations and on our ability to translate our growth into profitable operations. The outcome of these matters cannot be predicted with any certainty at this time. Accordingly, our consolidated financial statements contain note disclosures describing the circumstances that lead there to be doubt over our ability to continue as a going concern that states that the Company has a working capital deficiency of $1,618,647 at February 28, 2003 and the company has suffered recurring losses from operations. These conditions raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements included in this annual report have been prepared without any adjustments that would be necessary if we become unable to continue as a going concern and were therefore required to realize upon our assets and discharge our liabilities in other than the normal course of operations.

Foreign Exchange

     The company has discontinued its Canadian operations and does not presently have operations outside the United States. Therefore, the company is not exposed to foreign currency risks.

FISCAL YEAR 2003 COMPARED TO FISCAL YEAR 2002

     On a consolidated basis, revenues from continuing operations for the year ended February 28, 2003 (“fiscal 2003”) were $3,604,433 an increase of $823,961 or 30% from the revenues of $2,780,472 reported for the year ended February 28, 2002 (“fiscal 2002”). The increase in revenues is primarily due to the addition of our new Healthtrac population health management division in August 2001, for which revenues were generated for twelve months in fiscal 2003 compared to seven months in fiscal 2002.

     NorthStar (call center) revenue increased $19,983 to $1,249,802 for fiscal 2003 compared to $1,229,819 for fiscal 2002. The Call Center generates revenue by providing transaction processing and backroom services including inbound and outbound telemarketing, customer and technical support, customer order entry, centralized billing and collection, order fulfillment, customer dispatch functions and other related services. Revenue is consistent in fiscal 2003 compared to fiscal 2002 due to an increase in customer transactions offset by lower per transaction and customer fees.

     Consolidated selling, general and administrative expenses from continuing operations decreased to $3,580,063 from $5,146,813 in fiscal 2002, an decrease of $1,566,750. Cash wages and benefits represent 51% (30% in fiscal 2002) of these costs. Cash wages and benefits increased by $270,398 due primarily to the addition of Healthtrac for the full year. An decrease in accounting and legal expense of $332,436 due to cost containment initiatives and conclusion of various lawsuits brought by and against our company, an decrease in consulting fees of $726,137 due to the issuance of non-cash share compensation paid to Healthtrac consultants of $450,000 (no similar amounts in 2003) in fiscal 2002 and a reduction in the number of consultants due to cost containment strategies represent the largest contributions to the decrease in selling, general and administrative expenses.

     Direct product costs have increased to $663,894 in fiscal 2003 from $534,753 in fiscal 2002. Direct product costs relate primarily to the books sold by Healthtrac to support its population health management business. The increase is due to a full year’s operations at Healthtrac compared to seven months in 2002.

     Depreciation and amortization increased from $843,856 in fiscal 2002 to $1,393,988 in fiscal 2003, an increase of $550,132 or 65%. This increase is a result of the intellectual property acquired in the Healthtrac acquisition which was amortized for a full year in fiscal 2003. This asset is being amortized over five years on a straight-line basis.

     During the year, the Company wrote off various assets acquired in prior years included the Med Wired assets, the Healthscape assets and certain head office equipment resulting in a write-down of $435,503. No write-down occurred in fiscal 2002.

     During the year, the Company recorded a gain on forgiveness of debt of $338,204, primarily the result of an agreement with Queensland Teacher’s Union Health (see note 14 of the Consolidated Financial Statements).

     During the year, the Company discontinued its e-commerce operations which had been substantively curtailed in the prior year. The e-commerce operations and the former CallDirect operations form the company’s discontinued operations. The Company recorded net income from discontinued operations of $3,752 compared to a loss from discontinued operations of $6,274,633 in fiscal 2002. The Company realized the income in fiscal 2003 due to a gain on the forgiveness of debt from these operations of $243,332 offsetting the operating losses for the year. In the prior year, the Company incurred substantive losses from operations and the write-down of goodwill and other tangible assets.

     For fiscal 2003, our company recognized a loss of $2,161,235 or $0.01 per share, compared to a loss of $9,916,809 or $0.06 per share for fiscal 2002. This loss is a result of the factors discussed above.

FISCAL YEAR 2002 COMPARED TO FISCAL YEAR 2001

     On a consolidated basis, revenues from continuing operations for the year ended February 28, 2002 (“fiscal 2002”) were $2,780,472 an increase of $2,010,319 or 261% from the revenues of $770,153 reported for the year ended February 28, 2001 (“fiscal 2001”). The increase in revenues is primarily due to the addition of our new Healthtrac population health management division in fiscal 2002, which produced revenues of $1,550,653.

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

     Consolidated selling, general and administrative expenses from continuing operations increased to $5,146,813 from $3,569,661 in fiscal 2001, an increase of $1,577,152. Cash wages and benefits represent 30% (31% in fiscal 2001) of these costs. Cash wages and benefits increased by $270,398 due primarily to the addition of Healthtrac. In the prior year, a significant portion of the compensation was paid through the issuance of shares to our officers and directors resulting in a decline in the current year from $754,950 to $266,000 in non-cash compensation expense. An increase in accounting and legal expense of $338,610 due to various lawsuits brought by and against our company, an increase in consulting fees of $734,385 due to non-cash share compensation paid to Healthtrac consultants of $450,000 (no similar consultants in 2003) increases in travel and promotion of $92,218 due to the acquisition of Healthtrac, whose offices are located in Redwood City, California. Corporate general and administrative expenses decreased to $2,068,132 from $2,714,560. This decrease is due primarily to the decrease in non-cash compensation paid to officers and directors of our company. The call center’s selling, general and administrative expenses have increased to $1,386,035 compared to $908,953 in the prior year. This represents an increase of 53% whereas revenues from the segment increased 60%. The Call Center’s primary costs continue to be payroll, telephone, rent, printing, postage and office costs.

     Direct product costs have increased to $534,753 in fiscal 2002 from $0 in fiscal 2001. Direct product costs of $534,753 relate primarily to the books sold by the population health management business. The increase is due to a full year’s operations at Healthtrac compared to seven months in 2002.

     Depreciation and amortization increased from $36,941 in fiscal 2001 to $843,856 in fiscal 2002, an increase of $806,915. This increase is a result of the acquisition of the intellectual property from the Healthtrac acquisition.

     We recovered $104,980 from a former customer as a result of settlement of litigation that commenced in prior years. Other income (expense) changed from an income of $93,238 in fiscal 2001 to $6,284 in fiscal 2002, primarily the result of lower interest income as cash balances declined during the year.

     On February 28, 2002, we discontinued our CallDirect catalogue business. During the third quarter of fiscal 2003, we discontinued our e-commerce business. These discontinued operations recorded a net loss of $6,274,633 in fiscal 2002 compared to a net loss of $3,869,214 in fiscal 2001. The CallDirect business earned revenue of $210,443 and had a loss of $170,639 for fiscal 2002 compared to revenue of $327,935 and a loss of $272,774 for fiscal 2001. We curtailed our e-commerce operations in fiscal 2002 due to the decline in the business of technology and internet companies and the shift in focus towards the health promotion and disease management business. Our Sullivan Park operations and transaction processing services were closed and the remaining services curtailed. As a result, we wrote-off the remaining goodwill acquired on the Sullivan Park acquisition of $1,522,758 and we wrote-down our e-commerce equipment by $1,330,000 to its estimated net realizable value of approximately $160,000.

     For fiscal 2002, our company recognized a loss of $9,916,809 or $0.06 per share, compared to a loss of $6,711,117 or $0.05 per share for fiscal 2001. This loss is a result of the factors discussed above.

Liquidity and Capital Resources

     As at February 28, 2003, the company had a net working capital deficiency of $1,618,647, capital assets with a book value of $169,994, intellectual property with a book value of $2,675,362 and obligations under capital leases of $9,344 resulting in a net equity of $2,675,362.

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

     We estimate our cash requirements for capital asset additions and for operations for fiscal 2004 to be less than $500,000 in additional financing in excess of expected cash flow from operations. We will continue to search for appropriate acquisitions to compliment our existing operations. Where possible, we will pay for acquisitions through the issuance of our common shares.

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

     3.     Exhibits

Exhibit
Number	Description

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Edward Sharpless, President, Chief Executive Officer and Tony DiCostanzo, Vice President, Finance & Operations.

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

Date: September 30, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ EDWARD W. SHARPLESS Edward W. Sharpless	President, Chief Executive Officer	September 30, 2003

/s/ TONY Z. DICOSTANZO Tony Z. DiCostanzo	VP, Finance and Operations	September 30, 2003

/s/ BOB MAUL Bob Maul	Director	September 30, 2003

/s/ DR. JAMES FRIES Dr. James Fries	Director	September 30, 2003

/s/ PIERRE PREFONTAINE Pierre Prefontaine	Director	September 30, 2003

/s/ JUDY HOLLAND Judy Holland	Director	September 30, 2003

/s/ DR. ROBERT BAKER Dr. Robert Baker	Director	September 30, 2003

CERTIFICATION

I, Edward W. Sharpless, certify that:

1.	I have reviewed this annual report on Form 10-K of Healthtrac, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

Dated: September 30, 2003

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

Dated: September 30, 2003

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

/s/ KPMG LLP

Chartered Accountants

Vancouver, Canada
May 16, 2003

HEALTHTRAC, INC.
CONSOLIDATED BALANCE SHEETS
(Expressed in United States dollars)

February 28, 2003 and 2002

	2003	2002

		(Restated - note 5)
ASSETS
Current assets:
Cash and cash equivalents	$186,873	$248,391
Accounts receivable, net of allowance of $4,469 (2002 - $235,847)	406,095	271,302
Employee receivable	—	26,417
Inventories	121,435	48,834
Prepaid expenses and deposits (note 6)	146,263	256,953
Assets of discontinued operations (note 5)	—	98,890

Total current assets	860,666	1,111,501
Equipment (note 7)	169,994	914,955
Intellectual property, net of $1,915,459 (2002 - $705,695) accumulated amortization (note 3)	4,133,359	5,343,123

Total assets	$5,164,019	$7,208,865

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,216,043	$1,398,861
Accrued liabilities	714,974	383,670
Deferred revenue (note 2(g)(iv))	328,826	456,025
Notes payable (note 8)	—	150,000
Current portion of obligations under capital lease (note 9)	19,470	43,129
Liabilities of discontinued operations (note 5)	200,000	387,671

Total current liabilities	2,479,313	2,819,356
Obligations under capital lease (note 9)	9,344	23,176
Stockholders’ equity:
Common shares, no par value (note 10):
Authorized: 300,000,000 (2001 - 300,000,000) common shares
Issued and outstanding: 223,104,598 (2002 - 199,034,013)	121,809,921	120,685,444
Shares to be issued	100,000	754,213
Accumulated deficit	(119,234,559)	(117,073,324)

Total stockholders’ equity	2,675,362	4,366,333

Total liabilities and stockholders’ equity	$5,164,019	$7,208,865

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

These financial statements have been prepared on the going concern basis, which assumes the realization of assets and the settlement of liabilities in the normal course of business. The application of the going concern concept is dependent on the Company’s ability to generate future profitable operations and receive continued financial support from its shareholders and from external financing. The Company incurred a loss from operations of $2,161,235 for the year ended February 28, 2003 (2002 — $9,916,809) and has an accumulated deficit of $119,234,559 at February 28, 2003 (2002 — $117,073,324). For the year ended February 28, 2003, the Company used $312,530 in cash to fund continuing operations, provided $40,997 in cash from discontinued operations, used $36,060 in cash to fund investing activities and generated $210,807 in cash from financial activities for a net cash outflow of $96,786. As at February 28, 2003, the Company has a working capital deficiency of $1,618,647.

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

To May 16, 2003, subsequent to February 28, 2003 the Company has raised nil in external financing through the issuance of private placements. If the Company is unable to obtain sufficient funds for operations, it will be required to reduce operations or liquidate assets.

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

Intellectual property representing the algorithms and data used in the health questionnaires and are being amortized on a straight-line basis over five years.

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

(ii)	PSSP (formerly E-Commerce) division (included in discontinued operations):

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

2.	Significant accounting policies (continued):

(g)	Revenue recognition (continued):

(ii)	PSSP (formerly E-Commerce) division (continued):

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

Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net loss would have been increased to the pro forma amounts indicated below:

	2003	2002	2001

Compensation expense	$69,008	$746,000	$8,629,883
Pro forma loss	2,230,243	10,662,809	15,341,000
Pro forma loss per share	$0.01	$0.07	$0.12

The weighted average fair value of employee options granted during the year was $0.08 (2002 — $0.28; 2001 — $1.25) estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2003	2002	2001

Risk free interest rate	4.07%	4.75%	6.00%
Annual dividends	—	—	—
Expected lives	1.2 years	5.0 years	5.0 years
Volatility	119%	121%	131%

(n)	Recently adopted accounting standards:

During 2002, the Financial Accounting Standards Board has issued the following new pronouncements that impacted the Company:

•	In August 2001, the Financial Accounting Standards Board (“FASB”) issued FAS No. 143, “Accounting or Asset Retirement Obligations” (“SFAS No. 143”), which requires entities to record the fair value of a liability for an asset or an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. SFAS No. 143 was effective for the Company’s current fiscal year.

2.	Significant accounting policies (continued):

(n)	Recently adopted accounting standards (continued):

•	In July 2002, FASB released SFAS No. 146, “Accounting for costs associated with Exit or Disposal Activities”, (“SFAS No. 146”), which addresses the financing accounting and reporting for costs associated with exit or disposal activities. SFAS No. 146 relates to the recognition of a liability for a cost associated with an exit or disposal activity and requires that a liability be recognized for these costs only when the liability is incurred., that is, when it meets the definition of a liability under FASB’ conceptual framework. SFAS No. 146 also established fair value as the objective for initial measurement of liabilities related to exit or disposal activities. As a result, SPAS 146 significantly reduces an entity’s ability to recognize a liability for future expenses related to restructuring. SFAS 146 was effective for exit and disposal activities initiated after December 31, 2002.

•	In December 2002, FASB released SFAS No. 148, “Accounting for Stock-based Compensation -Transition and Disclosure”. This statement amends FASB Statement No. 123. “Accounting for Stock-based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value base method of accounting for stock-based compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results.

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

On February 28, 2002, the Company closed its catalogue sales division. During the third quarter of fiscal 2003, the Company discontinued its PSSP (formerly e-commerce) segment which had been substantially curtailed in fiscal 2002. As a result, the catalogue and PSSP divisions represent discontinued operations to the Company. In accordance with generally accepted accounting principles in the United States, prior year and current year figures have been reclassified in the consolidated financial statements to separately reflect the assets, liabilities, revenues and expenses under discontinued operations accounting.

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

	2003	2002	2001

Revenue	$50,304	$930,360	$1,810,299
Expenses:
Direct costs	21,540	437,939	478,497
Selling and administrative costs	54,624	2,891,272	3,873,534
Amortization	26,780	890,846	1,361,206
Write-down of equipment	134,513	1,379,883	—
Write-down of other assets	52,427	—	—
Impairment of goodwill	—	1,522,758	—
Other	—	82,295	(33,724)
Gain on forgiveness of debt	(243,332)	—	—

Net income (loss) from discontinued operations	$3,752	$(6,274,633)	$(3,869,214)

6.     Prepaid expenses and deposits:

	2002	2001

Prepaid expenses	$5,144	$104,584
Deposits	141,119	152,369

	$146,263	$256,953

7.      Equipment:

		Accumulated
		amortization	Net book
2003	Cost	and write-down	value

Office equipment	$274,104	$135,912	$138,192
Computer hardware	87,590	74,227	13,363
Leasehold improvements	24,980	6,541	18,439

	$386,674	$216,680	$169,994

		Accumulated	Net book
2002	Cost	amortization	value

Continuing operations:
Office equipment	$293,629	$83,246	$210,383
Computer hardware	164,867	104,423	60,444
Computer software	543,247	84,272	458,975
Leasehold improvements	329,301	304,862	24,439

	$1,331,044	$576,803	$754,241

Discontinued operations:
Office equipment	$770,104	$677,589	$92,515
Computer hardware	1,504,770	1,468,975	35,795
Computer software	102,344	69,940	32,404

	$2,377,218	$2,216,504	$160,714

8.      Notes payable:

	2003	2002

Note payable to a shareholder with interest at 1% over Bank of America’s prime rate due on February 3, 2003 (note 14)	$—	$50,000
Note payable with interest at 8% due January 31, 2002. The note is secured by a pledge of an aggregate of 300,000 common shares held by a director	—	100,000

	$—	$150,000

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

12.    Segmented information:

During the years presented, the Company had four operating segments – a healthcare division, a call center division, a catalogue division and a PSSP (formerly e-commerce) division. The health division, call center and PSSP segments are located in the United States and the catalogue segment was located in British Columbia, Canada. The PSSP and catalogue segments were acquired in fiscal 2000. The Company discontinued its catalogue segment in 2002 and its PSSP segment in 2003 (note 5). Consequently, all earned revenue and assets are now held in the United States. Segmented information for the years ended February 28, 2003, 2002 and 2001 for the Company’s continuing operating segments is as follows:

Operating segments:

	Healthcare	Call Center
2003	segment	segment	Total

Gross revenue	$2,354,631	$1,249,802	$3,604,433

Segment loss (income)	$852,094	$(53,509)	$798,585
Corporate	—	—	1,366,402

Loss from continuing operations	$852,094	$(53,509)	$2,164,987

Segment assets	$4,755,717	$353,030	$5,108,747
Corporate assets	—	—	55,272
Assets of discontinued operations (note 7)	—	—	—

Total assets	$4,755,717	$353,030	$5,164,019

12.	Segmented information (continued):

Operating segments (continued):

	Healthcare	Call Center
2003	segment	segment	Total

Equipment additions:
Equipment	$29,293	$5,075	$34,368
Corporate	—	—	1,115
Discontinued operations	—	—	577

	$29,293	$5,075	$36,060

Amortization expense
Equipment	$75,416	$40,582	$115,998
Intellectual property	1,209,764	—	1,209,764
Corporate assets	—	—	68,226

	$1,285,180	$40,582	$1,393,988

	Healthcare	Call Center
2002	segment	segment	Total

Gross revenue	$1,550,653	$1,229,819	$2,780,472

Segment loss	$936,759	$205,218	$1,141,977
Corporate	—	—	2,500,199

Loss from continuing operations	$936,759	$205,218	$3,642,176

Segment assets	$5,710,725	$272,891	$5,983,616
Corporate assets	—	—	965,645
Assets of discontinued operations (note 5)	—	—	259,604

Total assets	$5,710,725	$272,891	$7,208,865

Equipment additions:
Equipment	$31,870	$49,737	$81,607
Corporate	—	—	10,641
Discontinued operations	—	—	30,461

	$31,870	$49,737	$122,709

Amortization expense
Equipment	$10,318	$43,159	$53,477
Intellectual property	705,695	—	705,695
Corporate assets	—	—	84,684

	$716,013	$43,159	$843,856

12.	Segmented information (continued):

Operating segments (continued):

	Healthcare	Call Center
2001	segment	segment	Total

Gross revenue	$—	$770,153	$770,153

Segment loss	$—	$169,729	$169,729
Corporate	—	—	2,672,174

Loss from continuing operations	$—	$169,729	$2,841,903

Segment assets	$—	$314,273	$314,273
Corporate assets	—	—	3,140,689
Assets of discontinued operations	—	—	2,813,271

Total assets	$—	$314,273	$6,268,233

Equipment additions:
Equipment	$—	$134,175	$134,175
Corporate	—	—	4,833
Discontinued operations	—	—	922,607

	$—	$134,175	$1,061,615

Amortization expense:
Equipment	$—	$31,162	$31,162
Corporate assets	—	—	5,779

	$—	$31,162	$36,941

Revenue:

	2003	2002	2001

Call Center service	$1,249,802	$1,229,819	$770,153
Healthcare:
Book sales	576,640	398,509	—
Program revenues	1,687,991	1,152,144	—
Sale of license agreement (note 14)	90,000	—	—

	$3,604,433	$2,780,472	$770,153

13.	Major customers:

Four major customers accounted for 62% (2002 — 56%) of total sales for the healthcare segment for the period ended February 28, 2003.

14.	Related party transactions:

(a)	Payments totalling nil were made to the President and Concept 10 Inc., a company controlled by the President, during the year ended February 28, 2003 (2002 - $7,000; 2001 — $475,650) for services rendered in connection with a private placement of common shares.

(b)	The Company had a licensing agreement with Queensland Teachers Union Health Fund Limited (“QTUH”) for a term of 20 years expiring April 30, 2019 to grant QTUH a license to use the Healthtrac Program in exchange for a monthly royalty calculated as $1 per questionnaire prepared in each calendar year. QTUH was also required to pay annual maintenance fees of $16,000 to the Company. The maintenance fees had not been accrued for the year ended February 28, 2002. In addition, QTUH’s royalty payments to the Company were suspended for the next five years expiring December 31, 2006.

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