Form 10-Q/A
period 2003-05-31
HEALTHTRAC INC
filed 2003-09-30
CIK 790948

FORM 10-Q/A

Amendment #1

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

See accompanying notes

HEALTHTRAC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in United States dollars)

	Three Months Ended

	May 31, 2003	May 31, 2002

	(unaudited)
Cash flows from operating activities:
Loss for the period	$(402,396)	$(946,058)

Items not involving cash
Loss from discontinued operations	—	4,011
Non-cash compensation expense	—	80,000
Amortization	314,802	351,276
Changes in non-cash operating working capital:
Accounts receivable	97,299	128,090
Prepaid expenses and deposits	—	27,515
Inventories	(7,019)	16,010
Accounts payable	107,091	(211,139)
Accrued liabilities	(210)	318,637
Deferred revenue	(119,619)	(5,348)
Deposit	—	53,299

Cash flow used in continuing operations	(10,052)	(183,707)
Cash received from (used in) discontinued operations	(25,000)	8,069

	(35,052)	(175,638)
Investments:
Acquisition of equipment	—	(7,248)
Financing:
Notes payable	—	(11,279)
Repayment of capital lease obligation, net	(1,814)	(16,138)
Issuance of common shares for cash	—	175,000
Cash received on shares to be issued	—	47,500

	(1,814)	195,083

Increase (decrease) in cash and cash equivalents	(36,866)	12,197
Increase (decrease) in cash of discontinued operations	—	26,541
Cash and cash equivalents at beginning of period	186,873	248,391

Cash and cash equivalents at end of period	$150,007	$287,129

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

	Three months	Three months
	ended May 31,	ended May 31,
	2003	2002

Compensation expense	$—	$95,350
Pro forma loss	402,396	1,041,408
Pro forma loss per share	—	0.01

The weighted average fair value of employee options granted during the period ended May 31, 2002 was $0.08 estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

Three months
ended May 31,
2002

Risk free interest rate	4.07%
Annual dividends	—
Expected lives	1.25 years
Volatility	119%

2.	Loss per share

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

The Company’s continuing operations have two operating segments — a health promotion division (Healthtrac Corp.) and a call center division (NorthStar TeleSolutions, Inc.). The segments are located in the United States. Segmented information for the three months ended May 31, 2003 with comparative figures for May 31, 2002 are as follows:

	Healthcare	Call Center
May 31, 2003	segment	segment	Total

Gross revenue	$563,159	$280,330	$843,489
Corporate	—	—	—

	$563,159	$280,330	$843,489

Segment income (loss)	$(311,712)	$7,171	$(304,541)
Corporate	—	—	(97,855)

Income (loss) for the period	$(311,712)	$7,171	$(402,396)

Segment assets	$4,412,986	$253,814	$4,666,800
Assets of discontinued operations	—	—	—
Corporate assets	—	—	55,271

Total assets	$4,412,986	$253,814	$4,722,071

Amortization expense
Capital assets	$3,201	$9,158	$12,359
Intellectual property	302,443	—	302,443
Corporate assets	—	—	—

	$305,644	$9,158	$314,802

	Healthcare	Call Center
May 31, 2002	segment	segment	Total

Gross revenue	$754,151	$274,668	$1,028,819
Corporate	—	—	268

	$754,151	$274,668	$1,029,087

Segment income (loss)	$(376,305)	$5,279	$(371,026)
Corporate	—	—	(571,021)

Income (loss) for the period	$(376,305)	$5,279	$(942,047)

Segment assets	$5,499,678	$223,764	$5,723,442
Assets of discontinued operations	—	—	226,949
Corporate assets	—	—	749,578

Total assets	$5,499,678	$223,764	$6,699,969

Equipment additions:
Equipment	$5,382	$751	$6,133
Corporate	—	—	1,115

	$5,382	$751	$7,248

Amortization expense:
Capital assets	$5,719	$9,002	$14,721
Intellectual property	302,442	—	302,442
Corporate assets	—	—	34,113

	$308,161	$9,002	$351,276

		May 31, 2003	May 31, 2002

Call center service		$280,330	$274,668
Other		—	268
Healthcare:
Book sales		202,161	301,373
Programs revenue		360,998	452,778

		$843,489	$1,029,087

6.	Non-cash transactions and supplemental disclosures

	May 31, 2003	May 31, 2002

Supplemental disclosures:
Interest paid	$1,655	$17,739
Taxes paid	—	—
Issuance of shares for:
Settlement of debt	—	57,163
Acquisition of MedWire	—	—

7.	Commitment and contingencies

a.	The company is committed to annual office and equipment rental payments under operating leases for the next four years as follows:

2004	$239,300
2005	220,911
2006	224,308
2007	118,195

$802,714

b.	Legal proceedings:

(i)	Rolling Meadows Premises

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company moved its PSSP (formerly e-commerce) operations from Rolling Meadows, Illinois to the Greenwood, Indiana offices during 2002. A complaint was filed for rent and damages in the amount of $859,512. The Company’s position on this proceeding is that the building has been sublet and denies that they owe the Plaintiff any money. The outcome of this complaint is currently uncertain.

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

Dated: September 30, 2003

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