Form 10-Q
period 2003-08-31
HEALTHTRAC INC
filed 2003-10-20
CIK 790948

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTS OF 1934

For the Quarter ended AUGUST 31, 2003	Commission file number: 000-14356

HEALTHTRAC, INC.

(Exact name of Registrant as specified in its charter)

CANADA	91-1353658
(State of incorporation)	(I.R.S. Employer Identification No.)

539 MIDDLEFIELD ROAD, REDWOOD CITY, CALIFORNIA	94063
(Address of principal executive offices)	(Zip Code)

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

Yes [X] No [   ]

The number of shares of common stock outstanding as of September 29, 2003 was 221,386,417.

HEALTHTRAC, INC.

SPECIAL NOTE REGARDING INDEPENDENT ACCOUNTANTS REVIEW

At the time of filing, our independent accountants, KPMG LLP, have not participated in the review of this quarterly report on Form 10-Q for the period ended August 31, 2003, as required under Article 10 of Regulation S-X. We expect KPMG LLP to complete their review by the end of October and we will file an amended 10Q to remove this statement at that time.

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

HEALTHTRAC, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in United States dollars)

	August 31, 2003	February 28, 2003

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$109,151	$186,873
Accounts receivable, net of allowance of $4,469 (Feb 28, 2003 - $4,469)	232,595	406,095
Inventories	124,407	121,435
Prepaid expenses and deposits	134,727	146,263

Total current assets	600,880	860,666
Equipment, net	251,667	169,994
Intellectual property, net of $2,520,343 accumulated amortization (Feb 28, 2003 - $1,915,459)	3,528,475	4,133,359

	$4,381,022	$5,164,019

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,386,862	$1,216,043
Accrued liabilities	697,513	714,974
Deferred revenue	209,224	328,826
Current portion of obligations under capital lease	11,578	19,470
Liabilities of discontinued operations (note 3)	165,000	200,000

Total current liabilities	2,470,177	2,479,313
Obligations under capital lease	9,344	9,344
Shareholders’ equity:
Common shares, no par value (note 4):
Authorized: 300,000,000 (Feb 28, 2003 – 300,000,000) common shares Issued and outstanding: 220,886,417 (Feb 28, 2003 – 223,104,598)	121,166,364	121,809,921
Shares to be issued	100,000	100,000
Accumulated deficit	(119,364,863)	(119,234,559)

Total shareholders’ equity	1,901,501	2,675,362

	$4,381,022	$5,164,019

Future operations (note 1)
Commitment and contingencies (notes 4 and 7)

See accompanying notes

HEALTHTRAC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in United States dollars)

	Three Months Ended		Six Months Ended

	August 31,	August 31,	August 31,	August 31,
	2003	2002	2003	2002

	(unaudited)		(unaudited)
Revenue	820,440	817,600	1,663,929	1,846,687
Costs and expenses
Direct costs	132,726	192,400	354,882	542,699
Selling, general and administrative	117,780	1,141,969	839,078	2,420,373
Amortization	312,905	354,501	627,707	705,777
Write down of equipment	—	397,150	—	397,150

	563,411	2,086,020	1,821,667	4,065,969
Operating income (loss)	257,029	(1,268,420)	(157,738)	(2,219,282)
Other income (expense)
Forgiveness of debt	24,258	116,420	36,629	116,420
Loss on disposal of fixed assets	(9,197)	—	(9,197)	—
Miscellaneous	—	(8,365)	—	450

	15,061	108,055	27,432	116,870
Income (loss) from continuing operations	272,090	(1,160,365)	(130,306)	(2,102,412)
Income (loss) from discontinued operations	—	(15,480)	—	(19,706)

Income (loss) for the period	$272,090	$(1,175,845)	$(130,306)	$(2,121,903)
Basic and diluted Income (loss) per common share (note 2)
Continuing operations	$—	$(0.01)	$—	$(0.01)
Discontinued operations	$—	$—	—	—

Loss for the period	$—	$(0.01)	$—	$(0.01)

Weighted average number of shares outstanding	221,861,713	215,018,640	222,483,156	210,073,299

See accompanying notes

HEALTHTRAC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
(Expressed in United States dollars)
(Unaudited)

	Common Shares

		Assigned	Shares to	Accumulated
	Number	Value	be issued	deficit	Total

Balance, February 28, 2001	127,834,749	$107,521,482	$4,705,000	$(107,156,515)	$5,069,967
Shares issued during the year
Exercise of CCAA warrants	732,433	—	—	—	—
Issued for acquisition of Sullivan Park	6,500,000	2,210,000	(2,700,000)	—	(490,000)
Shares issued and to be issued for acquisition of Healthtrac	13,212,976	4,492,412	107,588	—	4,600,000
Issued on acquisition of Med Wire assets	241,935	150,000	—	—	150,000
Issued on acquisition of specific assets of Healthscape	631,579	240,000	—	—	240,000
Shares issued for cash received pursuant to private placements	42,985,717	4,744,125	(2,005,000)	—	2,739,125
Shares to be issued for settlement of debt	—	—	6,000	—	6,000
Shares issued for settlement of debt	3,716,090	971,767	—	—	971,767
Shares issued for services	1,425,777	123,658	—	—	123,658
Shares issued for employees’ and directors’ compensation	1,018,181	566,000	—	—	566,000
Shares issued for severance pay	1,000,000	100,000	—	—	100,000
Shares returned to treasury and cancelled	(265,424)	—	—	—	—
Shares to be issued for cash received pursuant to private placements	—	—	640,625	—	640,625
Share issue costs	—	(24,000)	—	—	(24,000)
Subscription receivable	—	(410,000)	—	—	(410,000)
Loss for the year	—	—	—	(9,916,809)	(9,916,809)

Balance, February 28, 2002	199,034,013	$120,685,444	$754,213	(117,073,324)	4,366,333
Shares issued during the year
For cash pursuant to private placements	20,040,238	859,124	(561,625)	—	297,499
Shares to be issued for cash received pursuant to private placements	—	—	15,000	—	15,000
Shares issued for employee compensation ($50,000 cash received from private placement)	1,000,000	130,000	—	—	130,000
Subscription receivable	—	(77,500)	—	—	(77,500)
Shares issued for services	1,450,000	45,500	—	—	45,500
Shares issued and to be issued for acquisition of Healthtrac	431,293	107,588	(107,588)	—	—
Shares to be issued for settlement of debt	1,149,054	59,765	—	—	59,765
Loss for the year	—	—	—	(2,161,235)	(2,161,235)

Balance, February 28, 2003	223,104,598	121,809,921	100,000	(119,234,559)	2,675,362
Shares issued during the period
Shares returned to treasury and cancelled	(2,218,181)	(666,000)	—	—	(666,000)
Subscription receivable		35,000			35,000
Shares to be issued for settlement of debt		(12,557)			(12,557)
Loss for the period	—	—	—	(130,306)	(130,306)
Balance, August 31, 2003	220,886,417	$121,166,364	$100,000	$(119,364,865)	$1,901,499

See accompanying notes

HEALTHTRAC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in United States dollars)

	Six Months Ended

	August 31, 2003	August 31, 2002

	(unaudited)
Cash flows from operating activities:
Income (loss) for the period	$(130,306)	$(2,121,903)
Items not involving cash
Loss from discontinued operations	—	—
Write down of equipment	9,197	481,663
Non-cash compensation expense	(666,000)	80,000
Forgiveness of debt	(63,834)	(116,420)
Inventory obsolescence provision	—	(30,768)
Amortization	627,707	731,978
Changes in non-cash operating working capital:
Accounts receivable	173,500	146,873
Prepaid expenses and deposits	11,537	52,519
Inventories	(2,972)	38,549
Accounts payable	170,819	87,161
Accrued liabilities	(17,461)	318,682
Deferred revenue	(119,602)	(108,993)
Deposit	—	53,299

Cash received (used in) continuing operations	(7,415)	(387,360)
Cash received from (used in) discontinued operations	(35,000)	—

	(42,415)	(387,360)
Investments:
Acquisition of equipment	(26,545)	(11,575)
Financing:
Cash received for shares issued	—	207,500
Notes payable	(870)	33,720
Repayment of capital lease obligation, net	(7,892)	(35,024)
Issuance of common shares for cash	—	0
Cash received on shares to be issued	—	15,000

	(8,762)	221,196
Increase (decrease) in cash and cash equivalents	(77,722)	(177,739)
Increase (decrease) in cash of discontinued operations	—	—
Cash and cash equivalents at beginning of period	186,873	283,659

Cash and cash equivalents at end of period	$109,151	$105,920

Non-cash transactions and supplemental disclosures (note 6)

See accompanying notes

HEALTHTRAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2003
(Unaudited)

1. Description of the Company and Summary of Significant Accounting Policies

The Company

Healthtrac Inc. is primarily engaged in providing health management designed to improve the quality of care while reducing overall healthcare costs and the operation of a call center. The Company provides health management services to health plans, self-insured employers and government agencies via programs designed to postpone disease and disability through preventive practices and chronic disease self-management. Healthtrac operates one call center through its subsidiary, NorthNet Telecommunications, Inc., doing business as NorthStar TeleSolutions. It operates two segments: Healthcare and Call center.

Future Operations

These financial statements have been prepared on the going concern basis, which assumes the realization of assets and the settlement of liabilities in the normal course of business. The application of the going concern concept is dependent on the Company’s ability to generate future profitable operations and receive continued financial support from its shareholders and from external financing. The Company recognized income of $272,090 for the three months ended August 31, 2003 and has an accumulated deficit of $119,364,863 at August 31, 2003. For the period ended August 31, 2003, the Company used $42,415 in cash to fund operations, $26,545 to fund acquisitions of new equipment and $8,762 to fund financing activities resulting in a decrease in cash of $77,722. As at August 31, 2003, the Company has a working capital deficiency of $1,869,297 including cash of $109,151.

Management projects that the Company will require additional cash and working capital to fund planned operations and capital asset additions for fiscal 2004 of approximately $500,000. There can be no assurance that funds from external financings will be available when required on an economical basis to the Company. The ability of the Company to continue as a going concern and realize the carrying value of its assets is dependent on the Company’s ability to increase its revenues by increasing its customer base and reducing its operating costs so that the Company achieves profitable operations. To date, subsequent to August 31, 2003, the Company has raised $nil in external financings through common share of private placements. If the Company is unable to obtain sufficient funds for operations, it will be required to reduce operations or divest assets.

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

These consolidated financial statements do not include all disclosures required by accounting principles generally accepted in the United States or required by Canadian generally accepted accounting principles for annual financial statements, and accordingly, these consolidated financial statements should be read in conjunction with the Company’s most recent annual consolidated financial statements. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for the fair presentation of these unaudited financial statements have been made. These consolidated financial statements follow the same accounting policies and methods of application used in the Company’s audited annual consolidated financial statements as of and for the year ended February 28, 2003.

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

Stock-based compensation plans

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principle Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretation to account for its employee stock options plans. Under this method, compensation expense is recorded on the measurement date, which is generally the date of grant, only if the current market price of the underlying stock exceed the exercise price. SFAS No. 123, “Accounting for Stock-Based Compensation”, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic valued-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123 for employee stock option grants. Option grants to non-employees will be recognized at their fair value as the services are provided and the options earned.

Had the Company determined employee compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net loss would have been increase to the pro forma amounts indicated below (no compensation expense for the six months ended August 31, 2003 as no additional option grants and no outstanding vesting for prior options at the beginning of the period):

	Three months ended	Three months ended	Six months ended	Six months ended
	August 31, 2003	August 31, 2002	August 31, 2003	August 31, 2002

Compensation expense	$—	$95,350	$—	$95,350
Pro forma income (loss)	272,090	(1,271,195)	(130,306)	(2,217,253)
Pro forma income (loss) per share	—	(0.01)	—	(0.01)

The weighted average fair value of employee options granted during the period ended August 31, 2002 was $0.08 estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

Six months ended
August 31, 2002

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

Summarized financial information for the discontinued operations is as follows:

	August 31, 2003	February 28, 2003

Accrued liabilities of discontinued operations	$165,000	$200,000

The Company expects to settle the remaining liabilities from discontinued operations in fiscal 2004. The Company is negotiating the settlements with the intention of settling at less than the recorded amount of $150,000. However, there can be no certainty that this will be achieved.

	Three months ended	Three months ended	Six months ended	Six months ended
	August 31, 2003	August 31, 2002	August 31, 2003	August 31, 2002

Revenue	$—	$(5,916)	$—	$50,304
Expenses
Direct costs	—	(116,064)	—	(94,880)
Selling and administrative costs	—	32,992	—	54,176
Amortization	—	13,100	—	26,201
Write down of equipment	—	84,513	—	84,513

Loss from discontinued operations	$—	$8,625	$—	$419,706

4. Share capital

a.	Authorized

•	300,000,000 common stock without par value

•	150,000,000 class A preference stock without par value

•	150,000,000 class B preference stock without par value

b.	Commitments to issue common shares

The Company has committed to issue 13,000,000 shares to former creditors under a reorganization plan. As at August 31, 2003, 10,581,455 (February 28, 2003 — 10,581,455) shares have been issued to creditors leaving an outstanding commitment to issue 2,418,545 (February 28, 2003 — 2,418,545) shares.

c.	Reduction of common share stated capital

On August 22, 1996, the shareholders of the Company passed a special resolution to reduce the stated capital of the Company’s common shares by $86,729,000 (CDN $117,535,000). For accounting purposes, the recorded amounts for common shares and deficit have not been adjusted.

d.	Warrants

•	On June 4, 2001, the Company issued 65,000 share purchase warrants which expire June 4, 2004. Each warrant entitles the holder to purchase one common share for $0.56. As at August 31, 2003, 65,000 of these warrants were unexercised.

•	On July 16, 2001, the Company issued 20,000 share purchase warrants which expired July 16, 2003. Each warrant entitled the holder to purchase one common share for $0.40. As at expiration, 20,000 of these warrants were unexercised.

•	On August 3, 2001, the Company issued 50,000 share purchase warrants to a former employee in place of 45,000 options previously granted to that employee. The warrants expired on August 3, 2003. Each warrant entitled the holder to purchase one common share for $0.24. As at expiration, 50,000 of these warrants were unexercised.

e.	Stock options

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

The following summarizes changes in stock options since February 28, 2003:

	August 31, 2003

		Weighted average
	Shares	exercise price

Outstanding, beginning of year, as previously reported	260,000	$0.15
Granted	—	—
Forfeited	—	—

Outstanding, end of period	260,000	$0.15

The Company has the following stock purchase options outstanding and vested at August 31, 2003:

	Number	Price	Expiry

Employees	60,000	$0.15	July 28, 2010
Director	200,000	0.15	November 5, 2011

Total	260,000	$0.15

f.	Issuance of shares for non-monetary consideration

Shares issued for employee and director compensation, to third parties for services rendered, for settlement of debt and for the acquisition of assets or businesses are recorded based upon the market trading value of the shares at the date of the related agreements to issue the shares.

5. Segmented information

The Company has two operating segments – a healthcare division (Healthtrac Corp.) and a call center division (Northnet Telecommunications, Inc.). The segments are located in the United States. Segmented information for the six months ended August 31, 2003 with comparative figures for August 31, 2002 are as follows:

	Healthcare	Call Center
August 31, 2003	segment	segment	Total

Gross revenue	$1,038,063	$625,866	$1,663,929
Corporate	—	—	—

	$1,038,063	$625,866	$1,663,929

Segment income (loss)	$(576,666)	$(2,355)	$(574,311)
Corporate	—	—	444,005

Income (loss) for the period	$(576,666)	$(2,355)	$(130,306)

Segment assets	$4,049,836	$275,914	$4,325,750
Assets of discontinued operations	—	—	—
Corporate assets	—	—	55,272

Total assets	$4,049,836	$275,914	$4,381,022

Amortization expense
Capital assets	$6,403	$16,420	$22,823
Intellectual property	604,884	—	604,884
Corporate assets	—	—	—

	$611,287	$16,420	$627,707

	Healthcare	Call Center
August 31, 2002	segment	segment	Total

Gross revenue	$1,280,797	$565,890	$1,846,687
Corporate	—	—	—

	$1,280,797	$565,890	$1,846,687

Segment income (loss)	$(685,015)	$4,856	$(680,159)
Corporate	—	—	(1,422,256)

Income (loss) for the period	$(685,015)	$4,856	$(2,102,415)

Segment assets	$5,159,382	$273,521	$5,432,903
Assets of discontinued operations	—	—	103,493
Corporate assets	—	—	127,972

Total assets	$5,159,382	$273,521	$5,664,368

Equipment additions:
Equipment	$5,385	$5,075	$10,460
Corporate	—	—	1,115

	$5,385	$5,075	$11,575

Amortization expense:
Capital assets	$10,141	$22,526	$32,667
Intellectual property	604,884	—	604,884
Corporate assets	—	—	68,226

	$615,025	$22,526	$705,777

	August 31, 2003	August 31, 2002

Call center service	$625,866	$565,890
Healthcare:
Book sales	205,128	333,193
Programs revenue	832,935	947,604

	$1,663,929	$1,846,687

6. Non-cash transactions and supplemental disclosures

	August 31, 2003	August 31, 2002

Supplemental disclosures:
Interest paid	$3,163	$17,739
Taxes paid	—	—
Issuance of shares for:
Settlement of debt	—	57,163
Employee and director compensation		80,000
Additions to capital assets financed by capital leases		42,481

Acquisition of MedWire	—	—

7.	Commitment and contingencies

a.	The company is committed to annual office and equipment rental payments for the next four years as follows:

2004	$239,300
2005	220,911
2006	224,308
2007	118,195

$802,714

b.	Legal proceedings:

(i)	Rolling Meadows Premises

The Company moved its PSSP operations from Rolling Meadows, Illinois to the Greenwood, Indiana offices during 2002. A complaint was filed for rent and damages in the amount of $859,512. The Company’s position on this proceeding is that the building has been sublet and deny that they owe the Plaintiff any money. The outcome of this complaint is currently uncertain.

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

Going Concern

Our ability to continue as a going concern and to realize the carrying value of our assets is dependent on our ability to obtain additional financing to fund future operations and on our ability to translate our growth into profitable operations. The outcome of these matters cannot be predicted with any certainty at this time. Accordingly, our consolidated financial statements contain note disclosures describing the circumstances that led there to be doubt over our ability to continue as a going concern that states that the Company has a working capital deficiency of $1,869,297 at August 31, 2003 and the Company has suffered recurring losses from operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements have been prepared without any adjustments that would be necessary if we become unable to continue as a going concern and were therefore required to realize upon our assets and discharge our liabilities in other than the normal course of operations.

RESULTS OF OPERATIONS
(Unaudited)
(Expressed in United States dollars)

	Three Months Ended August 31,		Six Months Ended August 31,

	2003	2002	2003	2002

Revenues
Healthcare	$474,904	$526,378	$1,038,063	$1,280,797
Call center	345,536	291,222	625,866	565,890
Corporate	—	—	—	—

Total revenues	$820,440	$817,600	$1,663,929	$1,846,687

Operating Income (Loss)
Healthcare	$(264,954)	$(308,710)	$(576,666)	$(685,015)
Call center	(4,816)	(423)	2,355	4,856
Corporate	541,860	(851,232)	444,005	(1,422,256)
Discontinued Operations	—	—	—	—

Total operating income (loss)	$272,090	$(1,160,365)	$(130,306)	$(2,102,415)

REVENUES
On a consolidated basis, revenues from continuing operations for the six months ended August 31, 2003 decreased by 10% to $1,663,929 from the same period in the prior year. The decrease was primarily the result of a one time book order of $271,000 in the prior year in the Healthcare segment which was not repeated in the current period. Call Center revenue is 11% higher in the current period compared to the same period in fiscal 2003 due to an increase in customer transactions as a result of cable outages associated with the summer storms on the east coast.

OPERATING INCOME AND LOSS

On a consolidated basis, the operating loss decreased 94% for the six months ended August 31, 2003. The reduced operating loss is the result of cost containment initiatives in the healthcare and corporate business segments coupled with the cancellation of previously issued shares for compensation for a former executive resulting in an offset to expenses of $666,000.

DIRECT COSTS

Direct costs consist primarily of the cost of books for the healthcare segment. The decrease in direct costs from $542,699 to $354,882 is a result of lower book sales in the current period compared for the first two quarters in fiscal 2003.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses consist primarily of personnel-related expenses, professional fees, rent and utilities. Selling, general and administrative expenses for the six months ended August 31, 2003 were $839,078 or 50% of revenues as compared to $2,420,373 or 131% of revenues for the six months ended August 31, 2002. The decrease reflected the overall reduction in expenses in the healthcare and corporate business segments, as a result of a decrease in staff and lower outside services expenses.

AMORTIZATION

Amortization consists of depreciation on equipment and amortization of the intellectual property. The decrease from $354,501 to $312,905 is due to lower depreciation as equipment was written off in fiscal 2004.

ACCOUNTS RECEIVABLE

Accounts receivable at August 31, 2003 decreased by approximately $173,500 to $232,595 as compared with $406,095 at February 28, 2003. This decrease was due to increased collection activities at the healthcare and call center business segments.

INVENTORIES

Inventories consist of various publications and written materials for the healthcare segment. Inventory levels remained materially unchanged as a result of inventory usage offset by new inventory purchases.

LIQUIDITY AND CAPITAL RESOURCES

As at August 31, 2003, the company had a net working capital deficiency of $1,869,297, capital assets with a book value of $251,667, intellectual property with a book value of $3,528,475 and obligations under capital leases of $9,344 resulting in a net equity of $1,901,501.

During the first two quarters of fiscal 2004, we used $42,415 in cash to fund operations compared to $387,360 in the first half of fiscal 2003. $8,762 was utilized to fund financing activities which consisted primarily of payments for capital lease obligations. The company utilized $26,545 for new computer asset additions for a net decrease in cash of $77,722. Cash at August 31, 2003 was $109,151.

We have historically funded operations through the issuance of common shares. We expect the need to fund our working capital deficit, future operations and investments through the issuance of common shares and from operations. Subsequent to August 31, 2003, there have not been any sales of common shares. There can be no assurance that we will be able to generate proceeds from the sale of common shares during the balance of fiscal 2004.

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
	3.1	Certificate of continuance, dated January 11, 1991
	3.2	Certificate of Amendment, dated June 14, 1995
	3.3	Certificate of Amendment, dated September 14, 1995
	3.4	Certificate of Amendment, dated December 22, 1995
	3.5	Certificate of Amendment, dated March 23, 1999
	3.6	Certificate of Amendment, dated May 31, 1999
	3.7	Certificate of Amendment, dated July 18, 1997
	3.8	By-laws

21 Subsidiaries
	21.1	Canadian-American Communications Inc.
	21.2	Canadian Northstar Transmission Systems Ltd.
	21.3	Preferred Telemanagement Inc. (formerly Suncom Telemanagement Inc.)
	21.4	CAM-NET Cellular Inc. (formerly Direct Advantage, Inc. and Invoice Reduction Services, Inc.
	21.5	NorthNet Telecommunications Inc. (d.b.a. NorthStar Telesolutions)
	21.6	eCommerce Solutions Inc. (d.b.a. Professional Services and Software Products group)
	21.7	Healthtrac Corporation

(The following exhibits are attached to this report)

Other
	99(a)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Edward Sharpless, President, Chief Executive Officer and Tony Z. DiCostanzo, Chief Financial Officer.

(b)	Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Dated: October 20, 2003

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

Dated: October 20, 2003

HEALTHTRAC, INC.

	By:	/s/ Edward W. Sharpless

President and Chief Executive Officer

CERTIFICATIONS

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

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and \ b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: October 20, 2003

HEALTHTRAC, INC.

	By:	/s/ Tony Z. DiCostanzo

Chief Financial Officer

Exhibit Index

EXHIBIT
	NUMBER	DESCRIPTION

(The following exhibits are incorporated by reference into this Form 10-Q from reports previously filed by with the Securities and Exchange Commission)
	3.1	Certificate of continuance, dated January 11, 1991
	3.2	Certificate of Amendment, dated June 14, 1995
	3.3	Certificate of Amendment, dated September 14, 1995
	3.4	Certificate of Amendment, dated December 22, 1995
	3.5	Certificate of Amendment, dated March 23, 1999
	3.6	Certificate of Amendment, dated May 31, 1999
	3.7	Certificate of Amendment, dated July 18, 1997
	3.8	By-laws

21 Subsidiaries
	21.1	Canadian-American Communications Inc.
	21.2	Canadian Northstar Transmission Systems Ltd.
	21.3	Preferred Telemanagement Inc. (formerly Suncom Telemanagement Inc.)
	21.4	CAM-NET Cellular Inc. (formerly Direct Advantage, Inc. and Invoice Reduction Services, Inc.
	21.5	NorthNet Telecommunications Inc. (d.b.a. NorthStar Telesolutions)
	21.6	eCommerce Solutions Inc. (d.b.a. Professional Services and Software Products group)
	21.7	Healthtrac Corporation

(The following exhibits are attached to this report)

Other
	99(a)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Edward Sharpless, President, Chief Executive Officer and Tony Z. DiCostanzo, Chief Financial Officer.