Form 10-Q/A
period 2003-08-31
HEALTHTRAC INC
filed 2003-11-26
CIK 790948

FORM 10-Q/A

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

HEALTHTRAC, INC.

INTRODUCTORY NOTE

The Quarterly Report on Form 10-Q/A contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and the Company intends that certain matters discussed in this report are “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified by the context of the statement which may include words such as the Company “believes,” “anticipates,” “expects,” “forecasts,” “estimates,” or other words of similar meaning and context. Similarly, statements that describe future plans, objectives, outlooks, targets, models or goals are also deemed forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those forecasted or anticipated as of the date of this report. Certain of such risks and uncertainties are described in close proximity to such statements and elsewhere in this report, including Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Stakeholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements or construe such statements to be a representation by the Company that the objectives or plans of the Company will be achieved. The forward-looking statements included in this report are made only as of the date of this report, and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

ITEM 1.
HEALTHTRAC, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in United States dollars)

	August 31, 2003	February 28, 2003

	(Unaudited)
	(Restated - Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$109,151	$186,873
Accounts receivable, net of allowance of $4,469 (Feb 28, 2003 - $4,469)	232,595	406,095
Inventories	124,407	121,435
Prepaid expenses and deposits	134,727	146,263

Total current assets	600,880	860,666
Equipment, net	251,667	169,994
Intellectual property, net of $2,520,343 accumulated amortization (Feb 28, 2003 - $1,915,459)	3,528,475	4,133,359

	$4,381,022	$5,164,019

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,386,864	$1,216,043
Accrued liabilities	697,513	714,974
Deferred revenue	209,224	328,826
Current portion of obligations under capital lease	11,578	19,470
Liabilities of discontinued operations (note 4)	165,000	200,000

Total current liabilities	2,470,179	2,479,313
Obligations under capital lease	9,344	9,344
Shareholders’ equity:
Common shares, no par value (note 5):
Authorized: 300,000,000 (Feb 28, 2003 – 300,000,000) common shares Issued and outstanding: 220,886,417 (Feb 28, 2003 – 223,104,598)	121,844,921	121,809,921
Shares to be issued	100,000	100,000
Accumulated deficit	(120,043,422)	(119,234,559)

Total shareholders’ equity	1,901,499	2,675,362

	$4,381,022	$5,164,019

Future operations (note 1)
Commitment and contingencies (notes 5 and 8)
Subsequent event (note 10)

See accompanying notes

HEALTHTRAC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in United States dollars)

	Three Months Ended		Six Months Ended

	August 31,	August 31,	August 31,	August 31,
	2003	2002	2003	2002
	(Restated - Note 2)		(Restated - Note 2)

	(unaudited)		(unaudited)
Revenue	820,440	817,600	1,663,929	1,846,687
Costs and expenses
Direct costs	132,726	75,980	354,882	426,249
Selling, general and administrative	796,337	1,141,969	1,517,635	2,420,373
Amortization	312,905	354,501	627,707	705,777
Write down of equipment	—	397,150	—	397,150

	1,241,968	1,969,600	2,500,224	3,949,549
Operating loss	(421,528)	(1,152,000)	(836,295)	(2,102,862)
Other income (expense)
Forgiveness of debt	24,258		36,629
Loss on disposal of fixed assets	(9,197)	—	(9,197)	—
Miscellaneous	—	(8,365)	—	450

	15,061	(8,365)	27,432	450
Loss from continuing operations	(406,467)	(1,160,365)	(808,863)	(2,102,412)
Loss from discontinued operations	—	(15,480)	—	(19,491)

Loss for the period	$(406,467)	$(1,175,845)	$(808,863)	$(2,121,903)
Basic and diluted Income (loss) per common share (note 2)
Continuing operations	$—	$(0.01)	$—	$(0.01)
Discontinued operations	$—	$—	—	—

Loss for the period	$—	$(0.01)	$—	$(0.01)

Weighted average number of shares outstanding - basic and diluted	221,861,713	215,018,640	222,483,156	210,073,299

See accompanying notes

HEALTHTRAC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
(Expressed in United States dollars)
(Unaudited)

	Common Shares

		Assigned	Shares to	Accumulated
	Number	Value	be issued	deficit	Total

Balance, February 28, 2001	127,834,749	$107,521,482	$4,705,000	$(107,156,515)	$5,069,967
Shares issued during the year
Exercise of CCAA warrants	732,433	—	—	—	—
Issued for acquisition of Sullivan Park	6,500,000	2,210,000	(2,700,000)	—	(490,000)
Shares issued and to be issued for acquisition of Healthtrac	13,212,976	4,492,412	107,588	—	4,600,000
Issued on acquisition of Med Wire assets	241,935	150,000	—	—	150,000
Issued on acquisition of specific assets of Healthscape	631,579	240,000	—	—	240,000
Shares issued for cash received pursuant to private placements	42,985,717	4,744,125	(2,005,000)	—	2,739,125
Shares to be issued for settlement of debt	—	—	6,000	—	6,000
Shares issued for settlement of debt	3,716,090	971,767	—	—	971,767
Shares issued for services	1,425,777	123,658	—	—	123,658
Shares issued for employees’ and directors’ compensation	1,018,181	566,000	—	—	566,000
Shares issued for severance pay	1,000,000	100,000	—	—	100,000
Shares returned to treasury and cancelled	(265,424)	—	—	—	—
Shares to be issued for cash received pursuant to private placements	—	—	640,625	—	640,625
Share issue costs	—	(24,000)	—	—	(24,000)
Subscription receivable	—	(410,000)	—	—	(410,000)
Loss for the year	—	—	—	(9,916,809)	(9,916,809)

Balance, February 28, 2002	199,034,013	$120,685,444	$754,213	(117,073,324)	4,366,333
Shares issued during the year
For cash pursuant to private placements	20,040,238	859,124	(561,625)	—	297,499
Shares to be issued for cash received pursuant to private placements	—	—	15,000	—	15,000
Shares issued for employee compensation ($50,000 cash received from private placement)	1,000,000	130,000	—	—	130,000
Subscription receivable	—	(77,500)	—	—	(77,500)
Shares issued for services	1,450,000	45,500	—	—	45,500
Shares issued and to be issued for acquisition of Healthtrac	431,293	107,588	(107,588)	—	—
Shares to be issued for settlement of debt	1,149,054	59,765	—	—	59,765
Loss for the year	—	—	—	(2,161,235)	(2,161,235)

Balance, February 28, 2003	223,104,598	121,809,921	100,000	(119,234,559)	2,675,362
Shares issued during the period
Shares returned to treasury and cancelled	(2,218,181)		—	—
Subscription receivable		35,000			35,000
Loss for the period	—	—	—	(808,863)	(808,863)
Balance, August 31, 2003 (Restated-Note 2)	220,886,417	$121,844,921	$100,000	$(120,043,422)	$1,901,499

See accompanying notes

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in United States dollars)

	Three Months Ended		Six Months Ended

	August 31, 2003	August 31, 2002	August 31, 2003	August 31, 2002

	(unaudited)		(unaudited)
Cash flows from operating activities:
Loss for the period	(406,467)	(1,175,845)	$(808,863)	$(2,121,903)
Items not involving cash Loss from discontinued operations	—	15,480	—	19,491
Write down of equipment and loss on disposal of fixed assets	9,197	397,150	9,197	397,150
Non-cash compensation expense	—	—	—	80,000
Forgiveness of debt	(24,258)	—	(36,629)	—
Inventory obsolescence provision	—	(30,768)	—	(30,768)
Amortization	312,905	354,501	627,707	705,777
Changes in non-cash operating working capital:
Accounts receivable	76,201	8,310	173,500	136,400
Inventories	4,047	21,995	(2,972)	38,005
Prepaid expenses and deposits	11,536	21,804	11,536	49,319
Accounts payable	87,986	294,327	207,448	83,188
Accrued liabilities	(17,251)	(2,310)	(17,461)	316,327
Deferred revenue	17	(103,645)	(119,602)	(108,993)
Deposit	—	—	—	53,299

Cash received (used in) continuing operations	53,913	(199,001)	43,861	(382,708)
Cash used in discontinued operations	(10,000)	(12,721)	(35,000)	(4,652)
	43,913	(211,722)	8,861	(387,360)
Investments:
Acquisition of equipment	(113,691)	(4,327)	(113,691)	(11,575)
Financing:
Cash received for shares issued	—	—	—	207,500
Notes payable	—	44,999	—	33,720
Repayment of capital lease obligation, net	(6,078)	(18,886)	(7,892)	(35,024)
Issuance of common shares for cash	—	—	—	0
Cash received for subscriptions receivable	35,000	—	35,000	15,000

	28,922	26,113	27,108	221,196
Decrease in cash and cash equivalents	(40,856)	(189,936)	(77,722)	(177,739)
Increase (decrease) in cash of discontinued operations	—	4,639	—	31,179
Cash and cash equivalents at beginning of period	150,007	287,129	186,873	248,392

Cash and cash equivalents at end of period	$109,151	$101,832	$109,151	$101,832

     Non-cash transactions and supplemental disclosures (note 7)

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

Future Operations

These financial statements have been prepared on the going concern basis, which assumes the realization of assets and the settlement of liabilities in the normal course of business. The application of the going concern concept is dependent on the Company’s ability to generate future profitable operations and receive continued financial support from its shareholders and from external financing. The Company recognized losses of $406,467 and $808,863 for the three and six month periods ended August 31, 2003 and has an accumulated deficit of $120,043,422 at August 31, 2003. For the six month period ended August 31, 2003, the Company received $8,861 from operations, used $113,691 to fund acquisitions of new equipment and received $27,108 from financing activities resulting in a decrease in cash of $77,722. As at August 31, 2003, the Company has a working capital deficiency of $1,869,299 including cash of $109,151.

Management projects that the Company will require additional cash and working capital to fund planned operations and capital asset additions for fiscal 2004 of approximately $500,000. For the six month period ended August 31, 2003, the Company has used $112,722 to fund operations, equipment additions and capital lease payments, the total of which has been funded from $35,000 in subscriptions receivable and from $77,722 of cash on hand. Management expects to require $275,000 to fund operations and $25,000 to fund equipment additions and capital lease payments for the remaining six months of the year. In addition, management expects to require $200,000 to pay prior creditor liabilities which management is currently in negotiations with the creditors as to the amounts and terms of the repayments. There can be no assurance that funds from external financings will be available when required on an economical basis to the Company. The ability of the Company to continue as a going concern and realize the carrying value of its assets is dependent on the Company’s creditors willingness to negotiate reasonable settlements of prior period liabilities and willingness to support the Company, the ability of the Company to increase its Healthcare business revenues by increasing its customer base and reducing its operating costs so that the Company achieves profitable operations and on the Company’s ability to raise additional financing through share issuances. To date, subsequent to August 31, 2003, the Company has raised $nil in external financings through common share of private placements. If the Company is unable to obtain sufficient funds for operations, it will be required to reduce operations or divest assets.

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

Recent Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (‘SFAS No. 148”), which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years ending after December 15, 2002 with earlier application permitted. We have adopted the disclosure provisions of SFAS No. 148 in our consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosures Requirements for Guarantees, including indirect Guarantees of Indebtedness of Others”, an interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34 (“FIN No. 45”). FIN No. 45 clarifies the requirements of SFAS No. 5, “Accounting for Contingencies”, relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of FIN No. 45 are effective for financial statements of interim or annual period that end after December 15, 2002. The provisions of FIN No. 45 for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor’s year-end. The Company has considered the disclosure requirements of FIN No. 45 in the preparation of these financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 requires that certain financial instruments issued in the form of shares that are mandatorily redeemable as well as certain other financial instruments be classified as liabilities in the financial statements. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective beginning the Company’s second quarter of 2004. The provisions of this statement are not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In November 2002, FASB issued Emerging Issues Task Force 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. In some arrangements, the different revenue-generating activities are sufficiently separable, and there may be sufficient evidence of their fair values to separately account for some or all of the deliverables. In other arrangements, some or all of the deliverables are not independently functional, or there is not sufficient evidence of their fair values to account for them separately. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We are currently evaluating the impact of this accounting pronouncement on our financial results.

FASB interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN No. 46”), as amended, applies in the first fiscal year or interim period beginning after December 15, 2003 to enterprises that hold a variable interest in variable interest entities created before February 1, 2003.

The adoption of FIN No. 45, SFAS 150 and EITF 00-21 did not have a material impact on the Company’s reported financial results. The adoption of FIN No. 46 is not expected to impact the Company’s consolidated financial statements on adoption.

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

Had the Company determined employee compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net loss would have been increase to the pro forma amounts indicated below (no compensation expense for the six months ended August 31, 2003 as no additional option grants occurred and there were no unvested outstanding options at the beginning of the period):

	Three months ended	Three months ended	Six months ended	Six months ended
	August 31, 2003	August 31, 2002	August 31, 2003	August 31, 2002

Loss for the period, as reported	$(406,467)	$(1,175,845)	$(808,863)	$(2,121,903)
Add:
Employee stock-based compensation expense, as reported	—	—	—	80,000
Deduct:
Employee stock-based compensation expense (recovery) determined under the fair value method	—	26,341	—	(149,008)
Proforma loss for the period	$(406,467)	$(1,149,504)	$(808,863)	$(2,190,911)
Proforma basic and diluted loss per share	$—	$(0.01)	$—	$(0.01)

The weighted average fair value of employee options granted during the period ended August 31, 2002 was $0.08 estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

Six months ended
August 31, 2002

Risk free interest rate	4.07%
Annual dividends	—
Expected lives	1.25 years
Volatility	119%

The Company has not granted options during the six month period ended August 31, 2003

2. Restatements

The Company has restated its quarterly condensed consolidated financial statements for the three and six month periods ended August 31, 2003. The following sets forth the effect and explanation of these adjustments and reclassifications:

	Three Months Ended	Six Months Ended
	August 31, 2003	August 31, 2003
Income (loss), as previously reported	$272,090	$(130,306)
Stock-based compensation (a)	(666,000)	(666,000)
Compensation expense (b)	(12,557)	(12,557)

Loss for the period, as restated	$(406,467)	$(808,863)

Income (loss) per common share, basic and diluted, as previously reported	$—	$—
Income (loss) per common share, basic and diluted, as restated	$—	$—

	August 31, 2003,			August 31, 2003,
	as previously reported	Restatement		as restated
Current assets	$600,880	$—		$600,880
Other assets	3,780,142	—		3,780,142

Total assets	$4,381,022	$—		$4,381,022

Current liabilities	$2,470,177	$2		$2,470,179
Obligations under Capital lease	9,344			9,344
Stockholders’ equity:
Common shares	121,166,364	666,000	(a)	121,844,921
		12,557	(b)
Shares to be issued	100,000	—		100,000
Accumulated deficit	(119,364,863)	(678,557)		(120,043,422)
		(2)

Total liabilities and stockholders’ equity	$4,381,022	$—		$4,381,022

(a)	Adjustment to eliminate the reversal of prior recognized stock-based compensation related to the Company’s former President. The stock-based compensation was originally recognized upon issuance of 2,018,181 fully vested common shares to settle outstanding wages and benefits and severance obligations of the Company. The 2,018,181 common shares were returned to the Company in the quarter ending August 31, 2003 in exchange for no consideration from the Company

(b)	Adjustment to eliminate prior recognized debit to common shares and record compensation expense in general and administrative expenses.

3. Loss per share

Loss per share has been calculated using the weighted average number of shares outstanding during the period. Diluted loss per share does not differ from basic loss per share as the impact of all outstanding options and warrants would be to reduce the loss per share.

2. Discontinued operations

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

The Company expects to settle the remaining liabilities from discontinued operations in fiscal 2004. The Company is negotiating the settlements with the intention of settling at less than the recorded amount of $165,000. However, there can be no certainty that this will be achieved.

	Three months ended	Three months ended	Six months ended	Six months ended
	August 31, 2003	August 31, 2002	August 31, 2003	August 31, 2002

Revenue	$—	$(5,916)	$—	$50,304
Expenses (Income)
Direct costs	—	356	—	21,540
Selling and administrative costs	—	28,015	—	53,961
Amortization	—	13,100	—	26,201
Write down of equipment	—	84,513	—	84,513
Gain on forgiveness of debt		(116,420)		(116,420)

Loss from discontinued operations	$—	$15,480	$—	$19,491

5. Share capital

a.	Authorized

•	300,000,000 common stock without par value

•	150,000,000 class A preference stock without par value

•	150,000,000 class B preference stock without par value

b.	Commitments to issue common shares

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

The following summarizes changes in stock options since February 28, 2003:

	August 31, 2003

		Weighted average
	Shares	exercise price

Outstanding, beginning of year	260,000	$0.15
Granted	—	—
Forfeited	—	—

Outstanding, end of period	260,000	$0.15

The Company has the following stock purchase options outstanding and vested at August 31, 2003:

	Number	Price	Expiry

Employees	60,000	$0.15	July 28, 2010
Director	200,000	0.15	November 5, 2011

Total	260,000	$0.15

f.	Issuance of shares for non-monetary consideration

Shares issued for employee and director compensation, to third parties for services rendered, for settlement of debt and for the acquisition of assets or businesses are recorded based upon the market trading value of the shares at the date of the related agreements to issue the shares.

6. Segmented information

The Company has two operating segments – a healthcare division (Healthtrac Corp.) and a call center division (Northnet Telecommunications, Inc.). The segments are located in the United States. Segmented information for the six months ended August 31, 2003 with comparative figures for August 31, 2002 are as follows:

	Healthcare	Call Center
August 31, 2003	segment	segment	Total

Gross revenue	$1,038,063	$625,866	$1,663,929
Corporate	—	—	—

	$1,038,063	$625,866	$1,663,929

Segment income (loss)	$(576,666)	$(10,202)	$(586,868)
Corporate	—	—	(221,995)

Income (loss) for the period	$(576,666)	$(10,202)	$(808,863)

Segment assets	$4,049,836	$275,914	$4,325,750
Assets of discontinued operations	—	—	—
Corporate assets	—	—	55,272

Total assets	$4,049,836	$275,914	$4,381,022

Amortization expense
Capital assets	$6,403	$16,420	$22,823
Intellectual property	604,884	—	604,884
Corporate assets	—	—	—

	$611,287	$16,420	$627,707

	Healthcare	Call Center
August 31, 2002	segment	segment	Total

Gross revenue	$1,280,378	$565,890	$1,846,600
Corporate	—	—	—

	$1,280,797	$565,890	$1,846,687

Segment income (loss)	$(685,015)	$4,856	$(680,159)
Corporate	—	—	(1,422,253)

Income (loss) for the period	$(685,015)	$4,856	$(2,102,412)

Segment assets	$5,159,382	$273,521	$5,432,903
Assets of discontinued operations	—	—	103,493
Corporate assets	—	—	127,972

Total assets	$5,159,382	$273,521	$5,664,368

Equipment additions:
Equipment	$5,385	$5,075	$10,460
Corporate	—	—	1,115

	$5,385	$5,075	$11,575

Amortization expense:
Capital assets	$10,141	$22,526	$32,667
Intellectual property	604,884	—	604,884
Corporate assets	—	—	68,226

	$615,025	$22,526	$705,777

	Six Months ended	Six Months ended
	August 31, 2003	August 31, 2002

Call center service	$625,866	$565,890
Healthcare:
Book sales	205,128	333,193
Programs revenue	832,935	947,604

	$1,663,929	$1,846,687

Segmented information for the three months ended August 31, 2003 with comparisons for August 31, 2002 are as follows:

	Healthcare	Call Center
August 31, 2003	segment	segment	Total

Gross revenue	$474,904	$345,536	$820,440
Corporate	—	—	—

	$474,904	$345,536	$820,440

Segment income (loss)	$(264,954)	$(17,373)	$(282,327)
Corporate	—	—	(124,140)

Income (loss) for the period	$(264,954)	$(17,373)	$(406,467)

Amortization expense:
Capital assets	$3,202	$7,262	$10,464
Intellectual property	302,441	—	302,441
Corporate assets	—	—	—

	$305,643	$7,262	$312,905

	Healthcare	Call Center
August 31, 2002	segment	segment	Total

Gross revenue	$526,378	$291,222	$817,600
Corporate	—	—	—

	$526,378	$291,222	$817,600

Segment income (loss)	$(308,710)	$(423)	$(309,133)
Corporate	—	—	(851,232)

Income (loss) for the period	$(308,710)	$(423)	$(1,160,365)
Amortization expense:
Capital assets	$4,422	$13,524	$17,946
Intellectual property	302,442	—	302,442
Corporate assets	—	—	34,113

	$306,378	$13,524	$354,600

7. Non-cash transactions and supplemental disclosures

	Three Months ended	Three Months ended	Six Months ended	Six Months Ended
	August 31, 2003	August 31, 2002	August 31, 2003	August 31, 2002

Supplemental disclosures:
Interest paid	1,508	—	$3,163	$17,739
Taxes paid	—	—	—	—
Issuance of shares for:
Settlement of debt	—	—	—	57,163
Employee and director compensation	—	—	—	—
Additions to capital assets financed by capital leases	—	42,481	—	42,481

8.	Commitment and contingencies

a.	The Company is committed to annual office and equipment rental payments for the next four fiscal years as follows:

2004	$239,300
2005	220,911
2006	224,308
2007	118,195

$802,714

b.	Legal proceedings:

(i)	Rolling Meadows Premises

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

9.	Comparative figures

Certain prior year figures have been reclassified to conform to the current year’s financial statement classification.

10.	Subsequent events

On October 24, 2003, the Company entered into an Asset Purchase Agreement (“Purchase Agreement”) with Ultra Communications, Inc., a Delaware corporation (“Ultra”). In accordance with the Purchase Agreement, Ultra acquired all Assets and current operating liabilities of the Call Center segment, all held by NorthNet Telecommunications, Inc. (“NorthStar”), a wholly owned subsidiary of the Company. Ultra is solely owned by Josh Thackery, NorthStar’s current President.

NorthStar was acquired by the Company in 2001. Since its acquisition, NorthStar has been an underperforming assets, unable to provide Healthtrac with ongoing income distributions. In addition, the sale of the call center business continues the Company’s ongoing effort to focus on the healthcare segment.

Under the terms of the agreement, Ultra will pay the Company $250,000 cash for the call center business’s assets and current operating liabilities at closing. The sale price was derived using a fair market analysis based on a multiple times operating results. The sale agreement further stipulates that for the first eight months after the sale, the Company will have the option to repurchase the assets sold for the original sale price plus interest based on a rate of 15% per annum.

The Company can, for eight months following the payment of the purchase price, at its option, conduct an independent fair market valuation of the assets sold. If the fair market value exceeds the original purchase price by greater than $10,000 Ultra can either pay the fair value discrepancy within 60 days to the Company or sell the assets back at the original purchase price plus accrued interest.

ITEM 2.
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

Contingencies

The Company is involved in legal proceedings as disclosed in note 8 in the consolidated financial statements. The Company has recorded its best estimate of any costs associated with these legal proceedings. The accrual for these types of costs is subject to considerable uncertainty and actual results may differ from the amounts accrued.

Going Concern

Our ability to continue as a going concern and to realize the carrying value of our assets is dependent on our ability to obtain additional financing to fund future operations and on our ability to translate our growth into profitable operations. The outcome of these matters cannot be predicted with any certainty at this time. Accordingly, our consolidated financial statements contain note disclosures describing the circumstances that led there to be doubt over our ability to continue as a going concern that states that the Company has a working capital deficiency of $1,869,299 at August 31, 2003 and the Company has suffered recurring losses from operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements have been prepared without any adjustments that would be necessary if we become unable to continue as a going concern and were therefore required to realize upon our assets and discharge our liabilities in other than the normal course of operations.

RESULTS OF OPERATIONS
(Unaudited)
(Expressed in United States dollars)

	Three Months Ended August 31,		Six Months Ended August 31,

	2003	2002	2003	2002

Revenues
Healthcare	$474,904	$526,378	$1,038,063	$1,280,797
Call center	345,536	291,222	625,866	565,890
Corporate	—	—	—	—

Total revenues	$820,440	$817,600	$1,663,929	$1,846,687

Operating loss
Healthcare	$(264,954)	$(308,710)	$(576,666)	$(685,015)
Call center	(17,373)	(423)	(10,202)	4,856
Corporate	(124,140)	(851,232)	(221,995)	(1,422,253)
Discontinued Operations		(15,480)	—	(19,491)

Total loss	$406,467	$(1,175,845)	$(808,863)	$(2,121,903)

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

On a consolidated basis, revenues from continuing operations for the three months ended August 31, 2003 remained constant. Healthcare revenues decrease of 9% was offset by a 19% increase in Call Center revenues. Healthcare revenue decrease was primarily driven by cyclical fluctuations due to timing of participant questionnaire mailings. The increase in call center revenues is due to the cable outages described above.

OPERATING LOSS

On a consolidated basis, the operating loss decreased 62% for the six months ended August 31, 2003. The reduced operating loss is the result of cost containment initiatives in the healthcare and corporate business segments and a write-down of equipment of $397,150 which occurred during the three months ended August 31, 2002 which was not repeated in 2003. The operating loss from corporate operations decreased by 84% to $221,995.

On a consolidated basis, the operating loss decreased 65% for the three months ended August 31, 2003. The reduced operating loss is the result of cost containment initiatives in the healthcare and corporate business segments and a write-down of equipment of $397,150 which occurred during the three months ended August 31, 2002.

DIRECT COSTS

Direct costs consist primarily of the cost of books sold for the healthcare segment. The decrease in direct costs from $426,249 to $354,882 for the six months ended August 31, 2003 is a result of lower book sales in the current period compared for the first two quarters in fiscal 2003.

Direct costs increased from $75,980 to $132,726 during the three months ended August 31, 2003 in comparison to the prior year quarter.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses consist primarily of personnel-related expenses, professional fees, rent and utilities. Selling, general and administrative expenses for the six months ended August 31, 2003 were $1,517,635 or 91% of revenues as compared to $2,420,373 or 131% of revenues for the six months ended August 31, 2002. Selling, general and administrative expenses for the three months ended August 31, 2003 were $796,337 or 97% of revenues as compared to $1,141,969 or 140% of revenues for the three months ended August 31, 2002. The decreases for the three and six months periods reflected the overall reduction in expenses in the healthcare and corporate business segments, as a result of a decrease in staff and lower outside services expenses.

AMORTIZATION

Amortization consists of depreciation on equipment and amortization of the intellectual property. The decrease from $705,777 to $627,707 for the six months ended August 31, 2003 and the decrease from $354,501 to $312,905 for the three months ended August is due to lower depreciation as certain equipment was written off in fiscal 2003 as described below.

WRITE-DOWN OF EQUIPMENT

During the three months ended August 31, 2002 the Company wrote-down equipment by $397,150, consisting of assets acquired on acquisition of Healthscape and Medwire. The Company determined that these assets were no longer of use to the company and abandoned them.

DISCONTINUED OPERATIONS

The Company discontinued its PSSP segment in fiscal 2003 the loss from discontinued operations for the three and six month periods represents the loss incurred on wind-up of the operations in fiscal 2003.

SUBSEQUENT EVENTS

Subsequent to quarter end the Company sold its call center operations for cash proceeds of $250,000. See Note 10 to the consolidated financial statements for further information. The Company intends to use the proceeds to fund current operations and settle outstanding liabilities.

LIQUIDITY AND CAPITAL RESOURCES

As at August 31, 2003, the company had a net working capital deficiency of $1,869,299, equipment with a book value of $251,667, intellectual property with a book value of $3,528,475 and obligations under long-term capital leases of $9,344 and a net equity of $1,901,499.

During the first two quarters of fiscal 2004, we received $8,861 in cash from operations compared to using $387,360 in cash for the first half of fiscal 2003. $27,108 was obtained from financing activities and the Company utilized $113,691 for new computer equipment and software additions for a net decrease in cash of $77,722. Cash at August 31, 2003 was $109,151.

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

Management projects that the Company will require additional cash and working capital to fund planned operations and capital asset additions for fiscal 2004 of approximately $500,000. For the six month period ended August 31, 2003, the Company has used $112,722 to fund operations, equipment additions and capital lease payments, the total of which has been funded from $35,000 in subscriptions receivable and from $77,722 of cash on hand. Management expects to require $275,000 to fund operations and $25,000 to fund equipment additions and capital lease payments for the remaining six months of the year. In addition, management expects to require $200,000 to pay prior creditor liabilities which management is currently in negotiations with the creditors as to the amounts and terms of the repayments. There can be no assurance that funds from external financings will be available when required on an economical basis to the Company. The ability of the Company to continue as a going concern and realize the carrying value of its assets is dependent on the Company’s creditors willingness to negotiate reasonable settlements of prior period liabilities and willingness to support the Company, the ability of the Company to increase its Healthcare business revenues by increasing its customer base and reducing its operating costs so that the Company achieves profitable operations and on the Company’s ability to raise additional financing through share issuances. To date, subsequent to August 31, 2003, the Company has raised $nil in external financings through common share of private placements. If the Company is unable to obtain sufficient funds for operations, it will be required to reduce operations or divest assets.

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

Dated: November 25, 2003

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

Dated: November 25, 2003

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

Dated: November 25, 2003

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