Form 10-Q
period 2003-11-30
HEALTHTRAC INC
filed 2004-01-20
CIK 790948

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACTS OF 1934

For the Quarter ended November 30, 2003	Commission file number: 000-14356

HEALTHTRAC, INC.

(Exact name of Registrant as specified in its charter)

CANADA	91-1353658

(State of incorporation)	(I.R.S. Employer Identification No.)

539 MIDDLEFIELD ROAD, REDWOOD CITY, CALIFORNIA	94063

(Address of principal executive offices)	(Zip Code)

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

Yes [  ] No [X]

The number of shares of common stock outstanding as of January 7, 2004 was 222,632,398.

HEALTHTRAC, INC.

Page

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Condensed Consolidated Balance Sheets at November 30, 2003 (unaudited) and February 28, 2003	4
Condensed Consolidated Statements of Operations (unaudited) for the three months and nine months ended November 30, 2003 and 2002	5
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)	6
Condensed Consolidated Statements of Cash Flows (unaudited) for the three and nine months ended November 30, 2003 and 2002	7
Notes to Condensed Consolidated Financial Statements (unaudited)	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Not applicable
Item 4. Controls and Procedures	18
PART II - OTHER INFORMATION
Item 1. Legal Proceedings	18
Item 2 to 5 – Not applicable
Item 6. Exhibits and reports on Form 8K	19
SIGNATURES	20
CERTIFICATIONS	21

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

Explanatory Note

On October 24, 2003 the Company entered into an Asset Purchase Agreement with Ultra Communications, Inc., a Delaware Corporation, to sell all assets and current operating liabilities of the Company’s call center segment business. The Company recorded the results of Discontinued Operations through October 23, 2003. As the business sold represented a separate component of the Company, discontinued operations accounting applies. As a result, information in this report separates the results of discontinued operations from continuing operations for all periods presented. As such, readers should be aware that information contained in this report will differ significantly from information contained in reports previously filed by the Company with the Securities and Exchange Commission.

Auditors Review Note

Healthrac is continuing to work with KPMG on its review of the third quarter 10Q and entries associated with the sale of Northstar. On October 24, 2004, we anticipate filing an amended 10Q by the end of the week.

HEALTHTRAC, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in United States dollars)

	November 30, 2003	February 28, 2003

	(Unaudited)	(Restated – note 3)
ASSETS
Current assets:
Cash and cash equivalents	$66,369	$154,760
Accounts receivable	184,285	242,341
Inventories	124,572	121,435
Prepaid expenses and deposits	125,138	130,280
Assets of discontinued operations (note 3)	—	353,030

Total current assets	500,364	977,018
Equipment and software, net	126,079	28,814
Intellectual property, net of $2,822,785 accumulated amortization (Feb 28, 2003 - $1,915,459)	3,226,033	4,133,359

	$3,852,476	$5,164,019

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$996,538	$844,670
Accrued liabilities	734,545	714,974
Deferred revenue	274,879	328,826
Current portion of obligations under capital lease	8,608	19,470
Liabilities of discontinued operations (note 3)	332,550	571,373

Total current liabilities	2,347,120	2,479,313
Obligations under capital lease	9,344	9,344
Shareholders’ equity:
Common shares, no par value (note 4):
Authorized: 300,000,000 (Feb 28, 2003 – 300,000,000) common shares
Issued and outstanding: 222,536,417 (Feb 28, 2003 – 223,104,598)	122,063,671	121,809,921
Shares to be issued	—	100,000
Accumulated deficit	(120,567,659)	(119,234,559)

Total shareholders’ equity	1,496,012	2,675,362

	$3,852,476	$5,164,019

Future operations (note 1)
Commitment and contingencies (note 7)
Subsequent event (note 10)

See accompanying notes

HEALTHTRAC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in United States dollars)

	Three Months Ended		Nine Months Ended

	November 30, 2003	November 30, 2002	November 30, 2003	November 30, 2002

		(Restated – note 3)		(Restated – note 3)
	(unaudited)		(unaudited)
Revenue	501,934	480,161	1,539,996	1,760,955
Costs and expenses:
Direct costs	186,419	29,921	541,301	456,170
Selling, general and administrative	676,382	337,713	1,593,565	2,219,577
Amortization	315,042	310,119	926,329	993,370
Write-down of equipment	—	—	—	397,150

	1,177,843	677,753	3,061,195	4,066,267
Operating loss	(675,909)	(197,592)	(1,521,199)	(2,305,312)
Other income (expense):
Forgiveness of debt	28,298	—	64,927	—
Loss on disposal of fixed assets	—	—	—	—
Miscellaneous	491	(450)	491	—

	28,789	(450)	65,418	—
Loss from continuing operations	(647,120)	(198,042)	(1,455,781)	(2,305,312)
Income (loss) from discontinued operations (note 3)	122,883	(45,322)	122,681	(59,958)

Loss for the period	$(524,237)	$(243,364)	$(1,333,100)	$(2,365,270)

Basic and diluted Income (loss) per common share (note 2)
Continuing operations	$—	$—	$(0.01)	$(0.01)
Discontinued operations	$—	$—	—	—

Loss for the period	$—	$—	$(0.01)	$(0.01)

Weighted average number of shares outstanding – basic and diluted	221,417,186	218,110,190	222,130,417	212,734,705

See accompanying notes

HEALTHTRAC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Expressed in United States dollars)
(Unaudited)

	Common Shares

		Assigned	Shares to	Accumulated
	Number	Value	be issued	deficit	Total

Balance, February 28, 2001	127,834,749	$107,521,482	$4,705,000	$(107,156,515)	$5,069,967
Shares issued during the year
Exercise of CCAA warrants	732,433	—	—	—	—
Issued for acquisition of Sullivan Park	6,500,000	2,210,000	(2,700,000)	—	(490,000)
Shares issued and to be issued for acquisition of Healthtrac	13,212,976	4,492,412	107,588	—	4,600,000
Issued on acquisition of Med Wire assets	241,935	150,000	—	—	150,000
Issued on acquisition of specific assets of Healthscape	631,579	240,000	—	—	240,000
Shares issued for cash received pursuant to private placements	42,985,717	4,744,125	(2,005,000)	—	2,739,125
Shares to be issued for settlement of debt	—	—	6,000	—	6,000
Shares issued for settlement of debt	3,716,090	971,767	—	—	971,767
Shares issued for services	1,425,777	123,658	—	—	123,658
Shares issued for employees’ and directors’ compensation	1,018,181	566,000	—	—	566,000
Shares issued for severance pay	1,000,000	100,000	—	—	100,000
Shares returned to treasury and cancelled	(265,424)	—	—	—	—
Shares to be issued for cash received pursuant to private placements	—	—	640,625	—	640,625
Share issue costs	—	(24,000)	—	—	(24,000)
Subscription receivable	—	(410,000)	—	—	(410,000)
Loss for the year	—	—	—	(9,916,809)	(9,916,809)

Balance, February 28, 2002	199,034,013	$120,685,444	$754,213	(117,073,324)	4,366,333
Shares issued during the year
For cash pursuant to private placements	20,040,238	859,124	(561,625)	—	297,499
Shares to be issued for cash received pursuant to private placements	—	—	15,000	—	15,000
Shares issued for employee compensation ($50,000 cash received from private	1,000,000	130,000	—	—	130,000
Subscription receivable	—	(77,500)	—	—	(77,500)
Shares issued for services	1,450,000	45,500	—	—	45,500
Shares issued and to be issued for acquisition of Healthtrac	431,293	107,588	(107,588)	—	—
Shares to be issued for settlement of debt	1,149,054	59,765	—	—	59,765
Loss for the year	—	—	—	(2,161,235)	(2,161,235)

Balance, February 28, 2003	223,104,598	121,809,921	100,000	(119,234,559)	2,675,362
Shares issued during the period
Shares returned to treasury and cancelled	(2,218,181)	—	—		—
Subscription receivable		153,750			153,750
Shares issued for private placements in previous years	1,650,000	100,000	(100,000)		—
Loss for the period	—	—	—	(1,333,100)	(1,333,100)

Balance, November 30, 2003	222,536,417	$122,063,671	—	$(120,567,659)	$1,496,010

See accompanying notes

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in United States dollars)

	Three Months Ended		Nine Months Ended

	November 30, 2003	November 30, 2002	November 30, 2003	November 30, 2002

	(unaudited)		(unaudited)
		(Restated – note 3)		(Restated – note 3)
Cash flows from operating activities:
Loss for the period	(406,467)	(1,175,845)	$(808,863)	$(2,121,903)
Items not involving cash
Loss from discontinued operations	—	15,480	—	19,491
Write down of equipment and loss on disposal of fixed assets	9,197	397,150	9,197	397,150
Non-cash compensation expense	—	—	—	80,000
Forgiveness of debt	(24,258)	—	(36,629)	—
Inventory obsolescence provision	—	(30,768)	—	(30,768)
Amortization	312,905	354,501	627,707	705,777
Changes in non-cash operating working capital:
Accounts receivable	76,201	8,310	173,500	136,400
Inventories	4,047	21,995	(2,972)	38,005
Prepaid expenses and deposits	11,536	21,804	11,536	49,319
Accounts payable	87,986	294,327	207,448	83,188
Accrued liabilities	(17,251)	(2,310)	(17,461)	316,327
Deferred revenue	17	(103,645)	(119,602)	(108,993)
Deposit	—	—	—	53,299

Cash received (used in) continuing operations	53,913	(199,001)	56,418	(382,708)
Cash used in discontinued operations	(10,000)	(12,721)	(35,000)	(4,652)
	43,913	(211,722)	8,861	(387,360)
Investments:
Acquisition of equipment	(113,691)	(4,327)	(113,691)	(11,575)
Financing:
Cash received for shares issued	—	—	—	207,500
Notes payable	—	44,999	—	33,720
Repayment of capital lease obligation, net	(6,078)	(18,886)	(7,892)	(35,024)
Issuance of common shares for cash	—	—	—	0
Cash received for subscriptions receivable	35,000	—	35,000	15,000

	28,922	26,113	27,108	221,196
Decrease in cash and cash equivalents	(40,856)	(189,936)	(77,722)	(177,739)
Increase (decrease) in cash of discontinued operations	—	4,639	—	31,179
Cash and cash equivalents at beginning of period	150,007	287,129	186,873	248,392

Cash and cash equivalents at end of period	$109,151	$101,832	$109,151	$101,832

     Non-cash transactions and supplemental disclosures (note 6)

See accompanying notes

HEALTHTRAC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2003
(Unaudited)

1. Description of the Company and Summary of Significant Accounting Policies

The Company

Healthtrac Inc. is primarily engaged in providing health management designed to improve the quality of care while reducing overall healthcare costs. The Company provides health management services to health plans, self-insured employers and government agencies via programs designed to postpone disease and disability through preventive practices and chronic disease self-management.

Future Operations

These financial statements have been prepared on the going concern basis, which assumes the realization of assets and the settlement of liabilities in the normal course of business. The application of the going concern concept is dependent on the Company’s ability to generate future profitable operations and receive continued financial support from its shareholders and from external financing. The Company recognized losses of $524,237 and $1,333,100 for the three and nine month periods ended November 30, 2003 and has an accumulated deficit of $120,567,659 at November 30, 2003. For the nine month period ended November 30, 2003, the Company received $8,861 in cash from operations, used $113,671 to fund acquisitions of new equipment and received $27,108 from financing activities resulting in a decrease in cash of $77,722. As at November 30, 2003, the Company has a working capital deficiency of $1,846,756, including cash of $66,369.

Management projects that the Company will require additional cash and working capital to fund planned operations and capital asset additions for the next twelve months of approximately $600,000. There can be no assurance that funds from external financings will be available when required on an economical basis to the Company. The ability of the Company to continue as a going concern and realize the carrying value of its assets is dependent on the Company’s ability to increase its Healthcare business revenues by increasing its customer base and reducing its operating costs so that the Company achieves profitable operations and successfully negotiating concessions with the Company’s trade creditors on amounts owing. Subsequent to November 30, 2003, the Company had a judgment award against itself in the amount of $239,424.31 plus attorney fees and costs (note 7 b(i)). The Company is currently in negotiations with the plaintiff and evaluating its options. To date, subsequent to November 30, 2003, the Company has raised $nil in external financings through common share private placements. If the Company is unable to obtain sufficient funds for operations, it will be required to reduce operations or divest assets.

These financial statements do not reflect any adjustments that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of operations.

Significant Accounting Policies

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

These consolidated financial statements do not include all disclosures required by accounting principles generally accepted in the United States or required by Canadian generally accepted accounting principles for annual financial statements, and accordingly, these consolidated financial statements should be read in conjunction with the Company’s most recent annual consolidated financial statements. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments necessary for the fair presentation of these unaudited financial statements, have been made. These consolidated financial statements follow the same accounting policies and methods of application used in the Company’s audited annual consolidated financial statements as of and for the year ended February 28, 2003, except as it relates to website development detailed below.

Consolidation

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

Website Development

The Company capitalizes the cost of website development costs, including customizing new software, significant upgrades and enhancements. Amortization of these costs is provided over three years on a straight line basis. Routine maintenance and operational costs that do not increase functionality are expensed as incurred.

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

Had the Company determined employee compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net loss would have been increased to the pro forma amounts indicated below (no compensation expense for the three and nine months ended November 30, 2003 as no additional option grants occurred and there were no unvested outstanding options at the beginning of the period):

	Three months ended	Three months ended	Nine months ended	Nine months ended
	November 30, 2003	November 30, 2002	November 30, 2003	November 30, 2002

Loss for the period, as reported	$(524,237)	$(243,364)	$(1,333,100)	$(2,365,270)
Add:
Employee stock-based compensation expense, as reported	—	—	—	80,000
Deduct:
Employee stock-based compensation expense (recovery) determined under the fair value method	—	—	—	(149,008)
Pro forma loss for the period	$(524,237)	$(243,364)	$(1,333,100)	$(2,434,278)
Pro forma basic and diluted loss per share	$—	$—	$(0.01)	$(0.01)

The weighted average fair value of employee options granted during the period ended November 30, 2002 was $0.08 estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

Nine months ended
November 30, 2002

Risk free interest rate	4.07%
Annual dividends	—
Expected lives	1.25 years
Volatility	119%

2.     Loss per share

Loss per share has been calculated using the weighted average number of shares outstanding during the period. Diluted loss per share does not differ from basic loss per share as the impact of all outstanding options and warrants would be to reduce the loss per share.

3.     Discontinued operations

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

Under the terms of the agreement, Ultra will pay the Company $250,000 cash for the call center business’s assets and current operating liabilities at closing resulting in a gain on sale of $168,202. The sale price was derived using a fair market analysis based on a multiple times operating results. The sale agreement further stipulates that for the first eight months after the sale, the Company will have the option to repurchase the assets sold for the original sale price plus interest based on a rate of 15% per annum. The Company currently has no intention on repurchasing the call center business.

The Company can, for eight months following the payment of the purchase price, at its option, conduct an independent fair market valuation of the assets sold. If the fair market value exceeds the original purchase price by greater than $10,000 Ultra can either pay the fair value discrepancy within 60 days to the Company or sell the assets back at the original purchase price plus accrued interest. To January 19, 2004, the Company has not exercised its option to conduct an independent valuation due to its current cash resource limitations.

On February 28, 2002, the Company closed its catalogue sales division. During the third quarter of fiscal 2003, the Company discontinued its PSSP (formerly e-commerce) segment which had been substantially curtailed in fiscal 2002. As a result, the call center, catalogue and PSSP divisions represent discontinued operations to the Company. In accordance with generally accepted accounting principles in the United States, prior year and current year figures have been reclassified in the consolidated financial statements to separately reflect the assets, liabilities, revenues and expenses under discontinued operations accounting.

Summarized financial information for the discontinued operations is as follows:

	November 30, 2003		February 28, 2003

Assets:
Cash	$		$32,113
Accounts receivable			163,754
Prepaid expenses			15,983
Capital assets, net			141,180

Assets of discontinued operations		$0	$353,030

Liabilities:
Accounts payable		$87,550	371,373
Accrued liabilities		245,000	200,000

Liabilities of discontinued operations		$332,550	$571,373

The Company expects to settle the remaining liabilities from discontinued operations in fiscal 2004 and fiscal 2005. The Company is negotiating the settlements with the intention of settling at less than the recorded amount of $332,550. However, there can be no certainty that this will be achieved.

	Three months ended	Three months ended	Nine months ended	Nine months ended
	November 30, 2003	November 30, 2002	November 30, 2003	November 30, 2002

Revenue	$215,196	$299,849	$848,749	$916,043
Expenses (income)
Direct costs	—	—	—	21,540
Selling and administrative costs	280,851	292,494	888,990	884,964
Amortization	4,502	(2,343)	20,922	46,384
Write down of equipment	—	55,020	9,197	139,533
Gain on forgiveness of debt	(24,838)	—	(24,838)	(116,420)

Income (loss) before gain	$(45,319)	$(45,322)	$(45,522)	$(59,958)
Gain on disposal of asset	168,202	—	168,202	—

Income (loss) from discontinued operations	$122,883	$(45,322)	$122,680	$(59,958)

4.	Share capital

a.	Authorized

-	300,000,000 common stock without par value

-	150,000,000 class A preference stock without par value

-	150,000,000 class B preference stock without par value

b.	Commitments to issue common shares

The Company has committed to issue 13,000,000 shares to former creditors under a reorganization plan. As at November 30, 2003, 10,581,455 (February 28, 2003 - 10,581,455) shares have been issued to creditors leaving an outstanding commitment to issue 2,418,545 (February 28, 2003 - 2,418,545) shares.

c.	Reduction of common share stated capital

On August 22, 1996, the shareholders of the Company passed a special resolution to reduce the stated capital of the Company’s common shares by $86,729,000 (CDN $117,535,000). For accounting purposes, the recorded amounts for common shares and deficit have not been adjusted.

d.	Warrants

-	On June 4, 2001, the Company issued 65,000 share purchase warrants which expire June 4, 2004. Each warrant entitles the holder to purchase one common share for $0.56. As at November 30, 2003, 65,000 of these warrants were unexercised.

e.	Stock options

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

	November 30, 2003

		Weighted average
	Shares	exercise price

Outstanding, beginning of year	260,000	$0.15
Granted	—	—
Forfeited	—	—

Outstanding, end of period	260,000	$0.15

The Company has the following stock purchase options outstanding and vested at November 30, 2003:

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

The Company has one operating segment – a healthcare division (Healthtrac Corp.) upon the disposal of its call center segment on October 24, 2003 (note 2). The healthcare segment is located in the United States.

Within the healthcare segment revenues, the four largest customers accounted for 80% (fiscal year 2002 - 80%) of total sales for the nine month period ended November 30, 2003; with two of those customers accounting for 61% (fiscal year 2002 - 68%) of segment revenues.

	Nine months ended	Nine months ended
	November 30, 2003	November 30, 2002

Healthcare segment:
Book sales	$309,500	$368,753
Programs revenue	1,230,496	1,392,202

	$1,539,996	$1,760,955

6.	Non-cash transactions and supplemental disclosures

	Three months ended	Three months ended	Nine months ended	Nine months ended
	November 30, 2003	November 30, 2002	November 30, 2003	November 30, 2002

Supplementary disclosures:
Interest paid	1,508	—	3,163	17,739
Taxes paid	—	—	—	—
Issuance of shares for:
Settlement of debt	—	—	—	57,163
Additions to capital assets financed by capital leases	—	42,481	—	42,481

7.	Commitment and contingencies:

a.	The Company is committed to annual office and equipment rental payments for the next four fiscal years as follows:

2004	$247,172
2005	291,755
2006	224,308
2007	118,195

$802,714

During the quarter ended November 30, 2003, the Company vacated leased premises located at 539 Middlefield Road. The Company has accrued the estimated future net costs of lease obligation of approximately $78,000 in the accounts and is currently negotiating payment terms with the landlord. The Company signed a new one year office space sublease agreement on November 1, 2003. Total remaining obligation under the lease for the period February 2004 through October 31, 2004 is $70,844.

b.	Legal proceedings:

(i)	Rolling Meadows Premises

The Company moved its PSSP operations from Rolling Meadows, Illinois to the Greenwood, Indiana offices during 2002. A complaint was filed for rent and damages in the amount of $859,512. The Company’s position on this proceeding is that the building has been sublet and deny that they owe the Plaintiff any money. After the close of the quarter, the courts entered a favorable ruling for the plaintiff in the amount of $239,424.31 plus attorney fees and costs. The Company has accrued $230,000 at November 30, 2003 pursuant to this ruling in accrued liabilities on the consolidated balance sheet. The company is currently in negotiation with the plaintiff and evaluating its options.

(ii)	Other Litigation

The Company is involved in other legal proceedings and claims arising in the ordinary course of business including claims for outstanding payments for goods and services received and taxation claims. The Company does not believe that any liabilities related to the proceedings to which it is a party are likely to be, individually, or in the aggregate, material to the Company’s consolidated financial statements. The Company has accrued for any amounts it considers likely to incur in the consolidated financial statements.

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

On October 24, 2003, the Company entered into an Asset Purchase Agreement (“Purchase Agreement”) with Ultra Communications, Inc., a Delaware corporation (“Ultra”). In accordance with the Purchase Agreement, Ultra acquired all assets and current operating liabilities of the Call Center segment, all held by NorthNet Telecommunications, Inc. (“NorthStar”), a wholly owned subsidiary of the Company. Ultra is solely owned by Josh Thackery, NorthStar’s current President. The Company recorded the results to Discontinued Operations through October 23, 2003. Information in this report separates the results of Discontinued Operations from Continuing Operations for all periods presented. As such, readers should be aware that information contained in this report will differ significantly from information contained in reports previously filled by the Company with the Securities Exchange Commission.

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

Healthcare segment

Service fees for the evaluation of health assessment questionnaires and the development and monitoring of health education plans are initially deferred and recognized as services are provided and the revenues earned. Sales of publications and written materials are recognized upon shipment, at which time title is transferred to the customer.

Call Center segment

The Call Center, which was disposed of on October 24, 2003 (note 3), provides transaction processing, centralized billing, customer and technical support, order entry, order fulfillment, bill collection, help desk services and dispatch functions. Revenue is recognized based on monthly per customer transactions for standard services in accordance with contractual arrangements.

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

Intellectual property

The Company’s management has estimated the useful life of the intellectual property that was acquired through the acquisition of Healthtrac in fiscal 2002 as being five years. We have yet to realize net income from this acquisition and may not be able to realize these assets in the normal course of operations during the five years. In estimating the fair value of intellectual property, our Company’s management estimates their value at the segment level. Management has reviewed recent sales transactions in the Healthcare business and believes that the fair value of this asset is higher than the net book value. The fair value will be impacted by general economic conditions, demand for the segment’s services and other factors. To the extent that the fair value is reduced in future periods, we may be required to record an impairment charge against the carrying value of the intellectual property.

Contingencies

The Company is involved in legal proceedings as disclosed in note 7 in the consolidated financial statements. The Company has recorded its best estimate of any costs associated with these legal proceedings. The accrual for these types of costs is subject to considerable uncertainty and actual results may differ from the amounts accrued.

Going Concern

Our ability to continue as a going concern and to realize the carrying value of our assets is dependent on our ability to obtain additional financing to fund future operations and on our ability to translate our growth into profitable operations. The outcome of these matters cannot be predicted with any certainty at this time. Accordingly, our consolidated financial statements contain note disclosures describing the circumstances that led there to be doubt over our ability to continue as a going concern that states that the Company has a working capital deficiency of $1,846,756 at November 30, 2003 and the Company has suffered recurring losses from operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements have been prepared without any adjustments that would be necessary if we become unable to continue as a going concern and were therefore required to realize upon our assets and discharge our liabilities in other than the normal course of operations.

RESULTS OF OPERATIONS
(Unaudited)
(Expressed in United States dollars)

	Three Months Ended November 30,		Nine Months Ended November 30,

	2003	2002	2003	2002

Revenues
Healthcare	$501,934	$480,161	$1,539,996	$1,760,955
Corporate	—	—	—	—

Total revenues	$501,934	$480,161	$1,539,996	$1,760,955

Loss for the period
Healthcare	$(486,319)	$(187,074)	$(1,062,984)	$(872,089)
Corporate	(160,800)	(10,970)	(382,795)	(1,433,223)
Discontinued Operations	122,883	(45,322)	122,681	(59,958)

Total loss	$(524,237)	$(243,364)	$(1,331,100)	$(2,365,270)

REVENUES

On a consolidated basis, revenues from continuing operations for the nine months ended November 30, 2003 decreased by 12% to $1,539,996 from the same period in the prior year. The decrease was primarily the result of a one time book order of $271,000 in the prior year in the Healthcare segment which was offset by a smaller book order of $141,250 in the current year period. For the three months ended November 30, 2003, revenues increased by 5% due primarily to strong book sales in the quarter versus the same period in the prior year.

NET LOSS

On a consolidated basis, the operating loss decreased 34% for the nine months ended November 30, 2003. The reduced operating loss is the result of cost containment initiatives in the healthcare and corporate business segments and a write-down of equipment of 397,150 which occurred during the second quarter ended August 31, 2002. The operating loss from corporate operations decreased by 73% to $382,795.

On a consolidated basis, the operating loss increased 242% for the three months ended November 30, 2003. The increased operating loss is the result of increased spending on information technology development initiatives within the healthcare segment and expenses recognized in association with the vacancy of leased building space in Redwood City.

DIRECT COSTS

Direct costs consist primarily of the cost of participant materials and books sold and utilized by the healthcare segment. The increase in direct costs from $456,170 to $541,301 for the nine months ended November 30, 2003 is a result of incremental program material purchases the current period compared to the first three quarters in fiscal 2003.

Direct costs, increased from $29,921 to $186,419 during the three months ended November 30, 2003 in comparison to the prior year quarter. This increase was primarily driven by a large book sale in the current period that did not occur in the same period in fiscal 2003.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses consist primarily of personnel-related expenses, professional fees, and rent and utilities. Selling, general and administrative expenses for the nine months ended November 30, 2003 were $1,593,565 or 100% of revenues as compared to $2,219,577 or 126% of revenues for the nine months ended November 30, 2002. The decrease reflected the overall reduction in expenses in the healthcare and corporate business segments, as a result of a decrease in staff and lower outside services expenses.

Selling, general and administrative expenses for the three months ended November 30, 2003 were $676,382 or 135% of revenues as compared to $337,713 or 70% of revenues for the three months ended November 30, 2002. The increase in current quarter spending was primarily associated with increased spending on information technology development and recorded liabilities associated with former leased office space.

AMORTIZATION

Amortization consists of depreciation on equipment and amortization of the intellectual property. The decrease from $993,370 to $926,329 for the nine months ended November 30, 2003 is due to lower depreciation as certain equipment was written off in fiscal 2003. The increase from $310,119 to $315,042 for the three months ended November 30, 2003 is primarily associated with the amortization of software development initiatives in the prior quarter.

WRITE-DOWN OF EQUIPMENT

During the nine months ended November 30, 2002 the Company wrote-down equipment by $397,150. This write down occurred in the second quarter ending August 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

As at November 30, 2003, the company had a net working capital deficiency of $1,846,756, capital assets with a book value of $126,079, intellectual property with a book value of $3,226,033, obligations under long-term capital leases of $9,344 and a net equity of $1,496,010.

During the first three quarters of fiscal 2004, we received $8,861 in cash from operations compared to using $387,360 in cash for the first half of fiscal 2003. $27,108 was obtained from financing activities and the Company utilized $113,691 for new computer equipment and software additions for a net decrease in cash of $77,722. Cash at November 30, 2003 was $66,369.

We have historically funded operations through the issuance of common shares. We expect the need to fund our working capital deficit, future operations and investments through the issuance of common shares and from operations. Subsequent to November 30, 2003, there have not been any sales of common shares. There can be no assurance that we will be able to generate proceeds from the sale of common shares during the balance of fiscal 2004 or successfully negotiate concessions with the Company’s trade creditors on amounts owing. Subsequent to November 30, 2003, the Company had a judgment aware against itself in the amount of $239,424.31 plus legal fees (note 7 b(i)). The Company is currently in negotiations with the plaintiff and evaluating its options.

Management projects that the Company will require additional cash and working capital to fund planned operations and capital asset additions for the next twelve months of approximately $600,000. There can be no assurance that funds from external financings will be available when required on an economical basis to the Company. The ability of the Company to continue as a going concern and realize the carrying value of its assets is dependent on the Company’s ability to increase its Healthcare business revenues by increasing its customer base and reducing its operating costs so that the Company achieves profitable operations and successfully negotiating concessions with the Company’s trade creditors on amounts owing. Subsequent to November 30, 2003, the Company had a judgment award against itself in the amount of $239,424.31 plus attorney fees and costs (note 7 b(i)). The Company is currently in negotiations with the plaintiff and evaluating its options. To date, subsequent to November 30, 2003, the Company has raised $nil in external financings through common share private placements. If the Company is unable to obtain sufficient funds for operations, it will be required to reduce operations or divest assets.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company moved its PSSP operations from Rolling Meadows, Illinois to the Greenwood, Indiana offices during 2002. A complaint was filed for rent and damages in the amount of $859,512. The Company’s position on this proceeding is that the building has been sublet and deny that they owe the Plaintiff any money. After the close of the quarter, the courts entered a favorable ruling for the plaintiff in the amount of $239,424.31 plus attorney fees and costs. The Company has accrued $230,000 at November 30, 2003 pursuant to this ruling in accrued liabilities on the consolidated balance sheet. The company is currently in negotiation with the plaintiff and evaluating its options.

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

2(i)	Asset Purchase Agreement, dated October 23, 2003, by and between the Company and Ultra Communications, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed on September 28, 2003).

3.1	Certificate of continuance, dated January 11, 1991

3.2	Certificate of Amendment, dated June 14, 1995

3.3	Certificate of Amendment, dated September 14, 1995

3.4	Certificate of Amendment, dated December 22, 1995

3.5	Certificate of Amendment, dated March 23, 1999

3.6	Certificate of Amendment, dated May 31, 1999

3.7	Certificate of Amendment, dated July 18, 1997

3.8	By-laws

10 Material Contracts

10.1	Lease agreement between Healthtrac, Inc. and Encore LLC dated October 1,

21 Subsidiaries

21.1	Canadian-American Communications Inc.

21.2	Canadian Northstar Transmission Systems Ltd.

21.3	Preferred Telemanagement Inc. (formerly Suncom Telemanagement Inc.)

21.4	CAM-NET Cellular Inc. (formerly Direct Advantage, Inc. and Invoice Reduction Services, Inc.

21.5	NorthNet Telecommunications Inc. (d.b.a. NorthStar Telesolutions)

21.6	eCommerce Solutions Inc. (d.b.a. Professional Services and Software Products group)

21.7	Healthtrac Corporation

(The following exhibits are attached to this report)

Other

31.1 - 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Edward Sharpless, President, Chief Executive Officer and Tony Z. DiCostanzo, Chief Financial Officer.

(b)  Reports on Form 8-K

Current report on Form 8-K, furnished October 2, 2003.
Current report on Form 8-K, furnished October 3, 2003.
Current report on Form 8-K, furnished October 28, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Dated: January 20, 2004

HEALTHTRAC, INC.

By:	/s/ Edward W. Sharpless Chief Executive Officer

Exhibit Index

EXHIBIT
NUMBER	DESCRIPTION

(The following exhibits are incorporated by reference into this Form 10-Q from reports previously filed by with the Securities and Exchange Commission)

2(i)	Asset Purchase Agreement, dated October 23, 2003, by and between the Company and Ultra Communications, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed on September 28, 2003).

3.1	Certificate of continuance, dated January 11, 1991

3.2	Certificate of Amendment, dated June 14, 1995

3.3	Certificate of Amendment, dated September 14, 1995

3.4	Certificate of Amendment, dated December 22, 1995

3.5	Certificate of Amendment, dated March 23, 1999

3.6	Certificate of Amendment, dated May 31, 1999

3.7	Certificate of Amendment, dated July 18, 1997

3.8	By-laws

10 Material Contracts

10.1	Lease agreement between Healthtrac, Inc. and Encore LLC dated October 1,

21 Subsidiaries

21.1	Canadian-American Communications Inc.

21.2	Canadian Northstar Transmission Systems Ltd.

21.3	Preferred Telemanagement Inc. (formerly Suncom Telemanagement Inc.)

21.4	CAM-NET Cellular Inc. (formerly Direct Advantage, Inc. and Invoice Reduction Services, Inc.

21.5	NorthNet Telecommunications Inc. (d.b.a. NorthStar Telesolutions)

21.6	eCommerce Solutions Inc. (d.b.a. Professional Services and Software Products group)

21.7	Healthtrac Corporation

(The following exhibits are attached to this report)

Other

31.1 - 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Edward Sharpless, President, Chief Executive Officer and Tony Z. DiCostanzo, Chief Financial Officer.